Form 10-Q
period 1995-03-31
SUBURBAN BANCSHARES INC
filed 1995-05-09
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended           March 31, 1995
                  --------------------------------------------------


Commission File Number      0-16595
                       ---------------------------------------------


                     SUBURBAN BANCSHARES, INC.
- --------------------------------------------------------------------
        (Exact name of Registrant as specified in charter)


    Delaware                                  54-1319441
- --------------------------------------------------------------------
(State or other juris-                      (I.R.S. Employer
 diction of incorporation)                   Identification No.)


7505 Greenway Center Drive, Greenbelt, Maryland         20770
- --------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                           (301) 474-6694
- --------------------------------------------------------------------
       (Registrant's telephone number, including area code)


- --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                           No
                     ------                           ------


Common Stock $.01 Par Value                Outstanding at May 8, 1995
- ---------------------------                --------------------------------
        (Class)

                                                     9,054,459 Shares
                                                ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 March 31, 1995


PART  I.  FINANCIAL INFORMATION                                              PAGE NO.
- -------------------------------                                              --------
Item 1.    Condensed Financial Statements

           Consolidated Balance Sheets (unaudited)
           March 31, 1995 & December 31, 1994                                   3

           Consolidated Statements of Operations
                 (unaudited)
           Three months ended March 31, 1995 and
           March 31, 1994                                                       4

           Consolidated Statements of Cash Flows
                 (unaudited)
           Three months ended March 31, 1995 and
           March 31, 1994                                                       5

           Notes to Consolidated Financial Statements                          6-11


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12-19


PART II.  OTHER INFORMATION
- ---------------------------

Item 6.    Exhibits and Reports on Form 8-K

SUBURBAN BANCSHARES, INC. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS


 In thousands                                                                                  March 31,                December 31,
                                                                                                   1995                       1994
 ASSETS

 Cash and due from banks                                                                       $  8,906                    $  7,005
 Interest bearing deposits with banks                                                               115                         245
 Federal funds sold                                                                               9,810                      13,560
 Investment securities available for sale                                                        17,415                      19,252
 Investment securities held to maturity                                                           4,834                       4,821
   (aggregate market value of $4,794 and $4,654
      at March 31, 1995 and December 31, 1994)
 Loans held for sale                                                                              3,381                       2,044
 Loans                                                                                           65,670                      64,525
   Less: Allowance for loan losses                                                               (2,213)                     (2,750)
 Loans, net                                                                                      63,457                      61,775
 Premises and equipment, net                                                                      1,109                       1,156
 Other real estate owned                                                                          2,248                       3,018
 Accrued interest receivable                                                                        696                         645
 Other assets                                                                                       790                         708

 TOTAL ASSETS                                                                                  $112,761                    $114,229


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                $ 21,553                    $ 24,360
   Interest-bearing deposits                                                                     81,012                      80,042
        Total Deposits                                                                          102,565                     104,402
 Securities sold under agreements to repurchase                                                     622                         691
 Accrued expenses and other liabilities                                                             541                         549
 Total liabilities                                                                             $103,728                   $ 105,642

 Commitments and contingencies
 Shareholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized;
     no shares issued or outstanding                                                                ---                         ---
   Common stock, $.01 par value;
     20,000,000 shares authorized; 9,054,459 shares
         issued and outstanding at March 31, 1995 &
         December 31, 1994                                                                           91                          91
   Paid-in capital - stock options                                                                  186                         172
   Additional paid-in capital                                                                    23,380                      23,380
   Accumulated deficit                                                                          (14,416)                    (14,584)
   Net unrealized loss on securities
     available for sale                                                                            (208)                       (472)
 Total shareholders' equity                                                                       9,033                       8,587

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $112,761                    $114,229

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Three months ended March 31,

 In thousands, except per share data                                                                   1995                    1994
 INTEREST INCOME:
 Interest and fees on loans                                                                          $1,632                  $1,182
 Taxable interest on securities available for sale                                                      261                     181
 Taxable interest on securities held to maturity                                                         83                      --
 Interest on Federal funds sold                                                                         120                     140
 Interest on deposits with banks                                                                          3                       2
 Total interest income                                                                                2,099                   1,505

 INTEREST EXPENSE
 Interest on deposits                                                                                   732                     524
 Interest on short-term borrowings                                                                        5                       3
 Total interest expense                                                                                 737                     527

 NET INTEREST INCOME                                                                                  1,362                     978
 Provision for loan losses                                                                               45                     100
 Net interest income after provision for loan losses                                                  1,317                     878


 NONINTEREST INCOME
 Service charges on deposit accounts                                                                    112                     127
 Net realized gains on sales of
      available for sale securities                                                                      --                     121
 Other income                                                                                            54                      58
 Total noninterest income                                                                               166                     306

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                                         597                     568
 Occupancy expense                                                                                      164                     165
 Furniture and equipment expense                                                                         43                      50
 Other expense                                                                                          511                     463

Total noninterest expense                                                                             1,315                   1,246
 Income (loss) before income taxes                                                                      168                     (62)
    Income tax expense (benefit)                                                                         --                      --

 INCOME (LOSS)                                                                                        $ 168                    $(62)

 Income (Loss) Per Common Share
    Primary                                                                                            $0.02                 $(0.01)
    Fully Diluted                                                                                       0.02                  (0.01)



 See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



   Three Months ended March 31,                                                                           1995               1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                                                     $    168               (62)
   Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
          Depreciation                                                                                         54                59
          Provision for credit losses                                                                          45               100
          Stock option compensation expense                                                                    14                45
          Originations of loans held for sale                                                              (1,337)           (1,785)
          Proceeds from loan sales                                                                              0             2,233
          Gain on sale of loans                                                                                 0              (167)
          Net realized gain on available for sale securities                                                    0              (121)
          Net accretion on securities                                                                         (37)              (13)
          (Decrease) increase in deferred loan fees                                                           (16)               31
          Increase in accrued income and other assets                                                        (133)               (6)
          (Decrease) increase in accrued expenses and other
                  liabilities                                                                                  (8)               56
          Income tax refunds received                                                                           0                12
          Loss on sale of foreclosed properties                                                                 4                 0

      Net cash (used) provided by operating activities                                                     (1,246)              382


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                                                  130               289
   Net decrease (increase) in federal funds sold                                                            3,750            (1,470)
   Purchases of available for sale securities                                                              (1,389)           (5,738)
   Proceeds from sales of available for sale securities                                                         0             5,429
   Proceeds from maturities of available for sale securities                                                3,500               250
   Proceeds from prepayments of principal on securities                                                        14               368
   Net increase in loans                                                                                   (1,711)           (1,468)
   Net purchases of premises and equipment                                                                     (7)              (18)
   Proceeds from sale of other real estate owned                                                              831                 0
   Other changes in other real estate owned, net                                                              (65)                0

   Net cash provided (used) by investing activities                                                         5,053            (2,358)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease (increase) in total deposits                                                               (1,837)            1,873
   Net decrease (increase) in securities sold under
      agreements to repurchase                                                                                (69)              376

   Net cash (used) provided by financing activities                                                        (1,906)            2,249

 Net increase in cash and due from banks                                                                    1,901               273
 Cash and due from banks at beginning of period                                                             7,005             7,299

 Cash and due from banks at end of period                                                                   8,906             7,572

 Interest paid                                                                                                737               529
 Income taxes paid                                                                                             --                --
 Loans transferred to other real estate owned                                                                   0                95
 Loans transferred to loans held for sale                                                                       0             1,488


               See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. (Bancshares or the Company) and its wholly-owned subsidiaries, Suburban Bank of Virginia, N.A. (Suburban Virginia) and Suburban Bank of Maryland (Suburban Maryland), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1995.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

           Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1994, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

           On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, management determines the appropriate designation for securities.

           The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at March 31, 1995 (in thousands):

                                                                          Gross Unrealized     Gross Unrealized       Estimated Fair
                                                       Amortized Cost                Gains               Losses                Value
 U.S. Treasury Notes                                          $ 9,737              $   ---             $  (101)              $ 9,636
 Federal Agencies                                               6,171                    5                 (66)                6,110
 Mortgage-backed obligations
    of federal agencies                                           363                    2                  (3)                  362
 Collateralized mortgage
    obligations                                                    49                  ---                  ---                   49
 Other                                                          1,304                  ---                 (46)                1,258

 Total investment securities                                  $17,624              $     7             $  (216)              $17,415

           The amortized cost and estimated fair value of securities in the held to maturity classification at March 31, 1995 are shown in the schedule which follows (in thousands):

                                                                                     Gross                Gross
                                                            Amortized           Unrealized           Unrealized            Estimated
                                                                 Cost                Gains               Losses           Fair Value
 U.S. Treasury Notes                                          $ 2,888              $   ---              $  (22)              $ 2,866
 Federal Agencies                                               1,946                  ---                 (18)                1,928

 Total investment securities
 Held to Maturity                                             $ 4,834                  ---              $  (40)              $ 4,794

           The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1994 (in thousands):


                                                                                     Gross                Gross            Estimated
                                                            Amortized           Unrealized           Unrealized                 Fair
                                                                 Cost                Gains               Losses                Value
 U.S. Treasury Notes                                          $12,080                  ---                (253)              $11,827
 Federal Agencies                                               5,913                  ---                (134)                5,779
 Mortgage-backed obligations
    of federal agencies                                           375                    1                 (10)                  366
 Collateralized mortgage
    obligations                                                    52                    1                 ---                    53
 Other                                                          1,304                  ---                 (77)                1,227

 Total securities available
  for sale                                                    $19,724                    2                (474)              $19,252

           The amortized cost and estimated fair value of securities in the held to maturity classification at December 31, 1994 is shown in the schedule which follows (in thousands):


                                                            Amortized     Gross Unrealized     Gross Unrealized            Estimated
                                                                 Cost                Gains               Losses           Fair Value
 U.S. Treasury Notes                                          $ 2,878              $   ---             $   (96)              $ 2,782
 Federal Agencies                                               1,943                  ---                 (71)                1,872

 Total investment securities
 Held to Maturity                                             $ 4,821                  ---             $  (167)              $ 4,654


           The amortized cost and estimated fair value for securities at March 31, 1995, by contractual maturity are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

Investment Securities Held to Maturity:

                                                                                                                           Estimated
 In thousands                                                                     Amortized Cost                          Fair Value
 Due after one year through 5 years                                                       $ 4,834                            $ 4,794

 Total                                                                                    $ 4,834                            $ 4,794

Investment Securities Available for Sale:

                                                                                                                      Estimated Fair
 In thousands                                                                          Amortized Cost                          Value
 Due in one year or less                                                                      $ 4,539                        $ 4,511
 Due after one year through 5 years                                                            12,515                         12,335
 Due after 5 years through 10 years                                                                --                             --
 Due after 10 years                                                                                49                             49
 Mortgage-backed securities                                                                       363                            362
 No set maturity                                                                                  158                            158

 Total                                                                                        $17,624                        $17,415

           Proceeds from the sale of available-for-sale securities in the three months ended March 31, 1994, were $5,429,000 which included gross gains of $121,000. There were no sales of securities in the first three months of 1995. The net unrealized holding loss on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $208,000 at March 31, 1995 and $472,000 at December 31, 1994.

NOTE C - ALLOWANCE FOR LOAN LOSSES

           Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                                                         Three Months Ended
                                                                                           March 31, 1995
                                                                                        ---------------------
                          Balance at beginning of period                                           $ 2,750
                          Provision for loan losses                                                     45
                          Loans charged-off                                                           (655)
                          Recoveries                                                                    73
                                                                                        ---------------------
                          Balance at end of period                                                 $ 2,213
                                                                                        =====================


NOTE D - NONPERFORMING ASSETS

           Nonperforming assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure or insubstance foreclosure, and real estate on which deeds in lieu of foreclosure have been accepted. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty.

           Generally, the accrual of interest on a loan is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Loans may be placed on nonaccrual status when past due less than 90 days if collection becomes uncertain based upon an evaluation of the fair value of the collateral and the financial strength of the borrower. When a loan is placed on nonaccrual status, interest income in the current period is reduced by the amount of any accrued and uncollected interest. Subsequent payments are applied as a reduction of principal when concern exists as to the ultimate collection of principal, otherwise such payments are recognized as interest income. Loans are removed from nonaccrual status when they have demonstrated a period of performance and when concern no longer exists as to the collectibility of principal or interest.

           Other real estate owned has been written down to fair value less estimated selling costs, based upon current market conditions and expected cash flows.

           The Company has no obligations to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at March 31, 1995 or December 31, 1994. Nonaccrual and restructured loans are classified as loans in the accompanying Consolidated Balance Sheets.

           The table below shows nonperforming assets and troubled debt restructurings (in thousands):

                                                                              March 31,                 December 31,
                                                                                   1995                         1994
- --------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                $ 2,331                      $ 3,720
Other real estate owned                                                           2,248                        3,018
- --------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                      $ 4,579                      $ 6,738
====================================================================================================================
Loans classified as nonaccrual but                                              $   708                      $ 2,083
contractually current
- --------------------------------------------------------------------------------------------------------------------
Restructured loans classified as
nonaccrual                                                                          224                          713
Restructured loans accruing                                                       1,205                        1,312
- --------------------------------------------------------------------------------------------------------------------
Total restructured loans                                                        $ 1,429                      $ 2,025
====================================================================================================================


There were no loans past due 90 days or more and still accruing at December 31, 1994. At March 31, 1995, two loans totalling $385,000 were past due 90 days or more, and still accruing; both of these loans are in the process of collection.

           The following schedule presents a breakdown, by type of property, of other real estate owned (in thousands):


                                                                       March 31, 1995                    December 31, 1994
                                                                    -------------------              -----------------------
           Commercial land                                                    $  671                               $  671
           Residential land                                                    1,417                                1,416
           Commercial property                                                   630                                1,098
           Residential property,
             1-4 family                                                          213                                  581
                                                                    -------------------              -----------------------
           Total                                                               2,931                                3,766
             Allowance for losses                                               (683)                                (748)
                                                                    -------------------              -----------------------
           TOTAL FAIR VALUE                                                   $2,248                               $3,018
                                                                    ===================              =======================


           Activity in the allowance for losses on other real estate owned for the three months ended March 31, 1995 is as follows (in thousands):


           Beginning balance                                        748
           Provision for OREO losses                                  0
           Dispositions, net                                        (65)
           Charge-offs net of recoveries                              0
                                                                    ----
           Ending balance                                           683


NOTE E - REGULATORY MATTERS

           In March, 1994, the Federal Deposit Insurance Corporation ("FDIC") and the Bank Commissioner of the State of Maryland eliminated an Understanding which had been in effect since 1991 with Suburban Bank of Maryland. The Bank was subsequently reclassified as a "well capitalized" financial institution in accordance with the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

           On February 6, 1991, Suburban Virginia consented to the issuance of an order ("Order") from the Comptroller of the Currency. The Order pertains to management and board supervision, planning measures, lending policies and procedures, and additional systems and controls. The Order also requires Suburban Virginia to maintain the following prescribed capital levels: total capital at least equal to 9.25% of risk-weighted assets and Tier 1 capital at least equal to 5% of total average assets.

           Under the guidelines of FDICIA, a financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive issued by the FDIC. To be considered "adequately capitalized" an institution must generally have a leverage ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%.

           At March 31, 1995, the Banks' capital ratios exceeded the capital ratios prescribed by their respective regulatory agencies as shown in the chart below. In accordance with the provisions of FDICIA, Suburban Virginia is considered to be adequately capitalized, and Suburban Maryland is classified as well capitalized.


                                                                                      Suburban            Suburban
                                                                                      Maryland            Virginia
                                                                                     ----------          ----------
                   Tier 1/Average Assets                                                 6.53%               6.18%
                   Tier 1/Risk-weighted Assets                                           9.85%               8.75%
                   Total Capital/Risk-Weighted Assets                                   11.11%              10.07%


NOTE F - SALE OF ASSETS

           Suburban Bancshares, Inc. and Tysons Financial Corporation announced on February 3, 1995 that their banking subsidiaries, Suburban Bank of Virginia, N.A. and Tysons National Bank had entered into an agreement for Tysons to purchase certain assets and assume the deposit liabilities of Suburban Bank of Virginia, N.A. with Suburban Bank of Virginia, N.A. retaining certain loans which it will continue to collect. The purchase price was established as the book value of net assets transferred plus a $1 million premium. Under the agreement Suburban Bank of Virginia, N.A. will transfer all deposits and its Reston, Virginia branch to Tysons National Bank. The agreement is subject to certain conditions including regulatory approval, which has been received, with a closing date anticipated for mid-May 1995. Suburban Bank of Maryland is not part of this transaction.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following commentary provides an overview of the financial condition, significant changes in the financial condition, and the results of operations of Suburban Bancshares, Inc. and its subsidiaries ("Bancshares" or the "Company") for the three months ended March 31, 1995 and 1994. Throughout this review, the two subsidiaries of Suburban Bancshares, Inc., Suburban Bank of Maryland ("Suburban Maryland") and Suburban Bank of Virginia, N.A. ("Suburban Virginia"), are collectively referred to as the "Banks". This discussion should assist readers in their analysis of the consolidated financial statements and supplemental financial information which appear elsewhere in this report.

OVERVIEW

           Suburban Bancshares, Inc. reported total assets of $112.8 million at March 31, 1995, a $1.4 million, or 1.3%, decrease from $114.2 million at December 31, 1994. Loans increased from $66.6 million at December 31, 1994 to $69.1 million at March 31, 1995, a $2.5 million, or 3.7%, increase.

           Average assets rose to $107.3 million for the first three months of 1995, an $8.3 million, or 8.4%, increase from average assets of $99.0 million in the first three months of 1994. Average loans rose to $66.9 million in the first quarter of 1995, $8.8 million or 15.1% above the $58.1 million in average loans in the first quarter of 1994.

           The Company reported a profit of $168,000 for the three months ending March 31, 1995, a marked improvement over the $62,000 loss in the same period of 1994. Increasing loan volume and improving loan quality resulted in significantly higher net interest income, the primary contributor to the profit improvement.

NET INTEREST INCOME AND NET INTEREST MARGIN

           Net interest income is defined as the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings, in the form of securities sold under repurchase agreements, represent interest-bearing liabilities. Noninterest bearing checking deposits are another component of funding sources. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants in changes in net interest income.

           Net interest income increased $384,000 or 39.3%, to $1,362,000 in the first three months of 1995 from $978,000 in the same period of 1994. This increase was the result of higher volume, higher rates and changes in the composition of earning assets and funding sources.

           The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1995, the net interest margin was 5.61%, rising 113 basis points from 4.48% in the same period of 1994, a result of the change in the mix of earning assets and higher rates.

           Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. In the first quarter of 1995, growth of earning assets was a primary factor in producing higher interest income; an increase in funding sources, however, did not result in an equivalent increase in interest expense. Average earning assets rose $9.9 million, or 11.2%, from $88.5 million in 1994 to $98.5 million in 1995; as a percent of average total assets, earning assets increased to 91.8% in the first quarter of 1995, from 89.4% in 1994. Average interest bearing liabilities, on the other hand, increased only $6.1 million, or 8.6%, reaching $76.6 million in the first three months of 1995 from $70.5 million in the same period of 1994.

           Changes in the mix of earning assets were key determinants of the change in net interest income in the first quarter of 1995 as compared to the same period in 1994. The mix of funding sources remained fairly stable.
During 1995, average loans were 67.9% of average earning assets, rising 2.3 percentage points from 65.6% in 1994; average investment securities and Federal funds sold fell correspondingly, to 32.1% of average earning assets in the first quarter of 1995 from 34.4% in 1994. This increased volume of loans, which earn higher yields than bank investments, resulted in substantially higher interest income.

           Shifts in the interest rate environment impacted the margin significantly. In 1994, interest rates rose throughout the year and continued into early 1995, as the Federal Reserve attempted to keep inflation under control. Loan yields rose 165 basis points on average, from 8.25% in the first three months of 1994 to 9.90% in 1995, as national prime rates, on which most loans are priced, increased significantly. The yield produced by Federal funds sold and deposits with other banks rose 263 basis points, from 3.22% in the first quarter of 1994 to 5.85% in 1995. As the yields on earning assets rose, the cost of funds followed, though at a slower pace, creating a wider spread between the income earned on assets and the cost to fund those assets. The net interest spread (the difference between the earning asset yield and the cost of funds) rose to 5.59% in the first quarter of 1995 from 4.52% in the same period of 1994.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
AVERAGE BALANCES AND NET INTEREST EARNING ANALYSIS
(In thousands)




 THREE MONTHS ENDED MARCH 31,                                      1995                                     1994

 ASSETS                                                                       AVERAGE                                 AVERAGE
                                                  AVERAGE                     YIELD       AVERAGE                     YIELD
                                                  BALANCE        INTEREST     OR RATE     BALANCE       INTEREST      OR RATE
- -------------------------------------------------------------------------------------------------------------------------------
 INTEREST-EARNING ASSETS:
  LOANS                                           $ 66,870       $1,632       9.90%       $58,112       $1,182        8.25%
  INVESTMENT SECURITIES                             23,084          344       6.04%        12,496          181        5.88%
  FED FUNDS SOLD & OTHER DEPOSITS                    8,524          123       5.85%        17,924          142        3.22%

 TOTAL INTEREST EARNING ASSETS                      98,478        2,099       8.64%        88,532        1,505        6.90%

 NON-INTEREST EARNING ASSETS:
  CASH AND DUE FROM BANKS                            5,945                                  6,567
  BANK PROPERTY AND EQUIPMENT                        1,138                                  1,238
  OTHER ASSETS                                       4,356                                  5,220
  LESS: ALLOWANCE FOR LOAN LOSSES                   (2,619)                                (2,545)

 TOTAL NON-INTEREST EARNING ASSETS                   8,820                                 10,480

 TOTAL ASSETS                                     $107,298                                $99,012
- -------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES:
  CHECKING, MONEY MARKET & SAVINGS                  50,215          405       3.27%       $46,528       $  276        2.41%
  TIME DEPOSITS                                     25,995          327       5.10%        23,526          248        4.27%
  OTHER BORROWINGS                                     418            5       4.77%           505            3        2.48%

 TOTAL INTEREST-BEARING LIABILITIES                 76,628          737       3.90%        70,559          527        3.03%

 NON-INTEREST BEARING LIABILITIES:
  NON-INTEREST BEARING DEPOSITS                     21,186                                 19,450

 TOTAL FUNDING SOURCES                              97,814          737       3.05%        90,009          527        2.38%

 OTHER LIABILITIES                                     655                                    717

 TOTAL LIABILITIES                                  98,469                                 90,726

 SHAREHOLDERS' EQUITY                                8,829                                  8,286

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                           $107,298                                $99,012
- -------------------------------------------------------------------------------------------------------------------------------

 NET INTEREST INCOME                                             $1,362                                 $  978

 NET INTEREST SPREAD                                                          5.59%                                   4.52%

 NET INTEREST INCOME AS A % OF
  AVERAGE EARNING ASSETS                                                      5.61%                                   4.48%

PROVISION FOR LOAN LOSSES

           The provision for loan losses is the annual cost of maintaining an allowance or reserve for anticipated future losses on loans. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses and is based upon a review of many factors, including historical loss experience, economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Based on this ongoing evaluation, management determines the provision expense necessary to maintain an appropriate allowance.

           The provision for loan losses for the first three months of 1995 was $45,000, a decrease from the provision of $100,000 set aside for the same period of 1994. The lower provision is the result of an improved general economy and steadily improving loan quality. Nonaccruing loans fell $1.4 million, or 37.3%, to $2.3 million from $3.7 million at March 31, 1995 and 1994, respectively. As the quality of the loan portfolio improved, the reserve requirement abated and, therefore, the addition to the reserves through the provision was reduced.

NONINTEREST INCOME

           Noninterest income decreased $140,000, or 45.7%, in the first three months of 1995 to $166,000 from $306,000 in the same period of 1994. In 1994, a gain of $121,000 was realized from the sale of available for sale securities; no sales of securities were transacted in 1995. Fee income declined $15,000 as the earnings credit for deposit accounts increased, offsetting a larger amount of service charges.

NONINTEREST EXPENSES

           Noninterest expenses increased slightly in the first three months of 1995 as compared to the same period of 1994, from $1,246,000 to $1,315,000, an increase of $69,000 or 5.5%. Salaries and benefits increased $29,000 or 5.1%, the result of merit increases in 1994.

           Other expenses rose $48,000, or 10.4%, when comparing the first three months of 1995 to 1994, primarily due to higher expenses connected with the maintenance of and the disposal of other real estate owned and the write-off of a $21,000 check fraud.

ASSET QUALITY

NONPERFORMING ASSETS

           Nonperforming assets are loans on nonaccrual status and real estate acquired through foreclosure, deed in lieu of foreclosure or insubstance foreclosure. Troubled debt restructurings are loans which contain concessions as to rate or term, or both.

           At March 31, 1995, nonperforming assets were $4.6 million, a substantial decrease of $2.2 million or 32.0%, from $6.7 million at December 31, 1994. Nonaccrual loans were $2.3 million and $3.7 million at March 31, 1995 and December 31, 1994, respectively. Of the amount on nonaccrual status on those dates, approximately $708,000 and $2.1 million, respectively, were not contractually past due as to principal or interest. Other real estate owned decreased $770,000, or 25.5%, in the first three months of 1995 to $2,248,000 from $3,018,000 at December 31, 1994.

           Troubled debt restructurings were $1.4 million at March 31, 1995, and $2.0 million at December 31, 1994, a decrease of approximately $596,000, or 29.4%, the result of principal paydowns.

ALLOWANCE FOR LOAN LOSSES

           The allowance for loan losses is maintained at a level that management believes is adequate to absorb the losses on existing loans, based upon their evaluation of many factors, including actual credit losses during the period, loan performance measures and trends, volume and mix of loans within the portfolio, and other internal and external factors which may affect the quality and loss experience within the portfolio.

           The allowance at March 31, 1995 was $2,213,000, a decrease of $537,000 from $2,750,000 at December 31, 1994. Activity in the allowance for loan losses for the first three months of 1995 included a provision of $45,000, charge-offs of $655,000 and recoveries of $73,000. As a percentage of total loans, the allowance was 3.2% and 4.1% at March 31, 1995 and December 31, 1994, respectively.

           Based on current expectations relative to loan portfolio performance and loss projections, management believes that the level of the allowance for loan losses is adequate. Internal loan review procedures will continue to be utilized by the Company in order to insure that potential problem loans are identified early, thereby lessening any negative impact on the allowance and/or earnings. In addition, the special assets group will continue to focus on further reductions of nonperforming assets.

LIQUIDITY MANAGEMENT

           Liquidity is the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Asset liquidity is provided primarily by maturing loans and investments and by cash received from operations. Other sources of asset liquidity include readily marketable assets that can serve as collateral for borrowings, and sales of loans and other real estate. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed.

           In the first quarter of 1995, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined; however, the impact has not been significant since over half of the growth in loans was in loans held for sale, which are readily marketable assets. As a percentage of total earning assets, loans, excluding loans held for sale, rose to 64.9% at March 31, 1995 from 61.8% at December 31, 1994, while marketable securities, overnight investments and loans held for sale fell to 35.1% from 38.2%, respectively. This shift in the mix of earning assets to a lower percentage of readily marketable assets has reduced the Company's overall liquidity slightly.

           A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 73.0% in the first quarter of 1995 and 73.3% in 1994. Time deposits under $100,000, which are also considered to be stable funding sources, were 23.2% of funding sources in the first three months of 1995 and 21.5% in 1994. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDs. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have decreased as a percentage of average total funding sources from 5.2% in the first quarter of 1994 to 3.8% in 1995.

           Other sources of liquidity and cash flow in the first three months of 1994 were from the sales of available for sale securities which generated proceeds of $5.4 million and the sales of SBA loans in the secondary market, generating cash inflow of $2.2 million. The proceeds from these sales were reinvested in similar liquid instruments. In the first quarter of 1995, no loans or securities were sold; however, sales of properties obtained through foreclosure generated cash of $831,000 and maturing securities provided cash inflow of $3.5 million.

           Further, $11 million of reverse repurchase lines of credit are currently maintained by the Banks as an additional source of short-term liquidity. All of the Banks' correspondents meet regulatory capital requirements for adequately or well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Banks have not needed to utilize these backup lines as internally generated liquidity has provided sufficient resources.


CAPITAL RESOURCES AND ADEQUACY

           Shareholders' equity increased $446,000, or 5.2%, from $8,587,000 at December 31, 1994 to $9,033,000 at March 31, 1995. The increase was a combination of earnings of $168,000 for the quarter and improvement in the estimated fair value of the available for sale securities of $264,000. The unrealized loss on available for sale securities, which is recorded as a reduction of shareholders' equity, was $472,000 at December 31, 1994 and declined to $208,000 at March 31, 1995.

           One measure of capital adequacy is the ratio of regulatory capital to risk-adjusted assets. Total capital is composed of both core capital (Tier
1) and supplemental capital (Tier 2). The Banks' Tier 1 capital consists of common equity and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off- balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting ranging from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to each of the Company's bank subsidiaries and will apply to Bancshares at such time as its total assets reach $150 million. At March 31, 1995, Suburban Maryland reported at Tier 1 risk-based capital ratio of 9.85% and a ratio of 11.11% based on total capital. Suburban Virginia's risk-based ratios at March 31, 1995, were 8.75% for Tier 1 capital and 10.07% for total capital. Both Banks' ratios were well above the regulatory minimums of 4% and 8%, respectively, and above the higher regulatory minimum required of Suburban Virginia (see Note E).

           Other capital adequacy measures are the leverage capital ratio and the tangible equity ratio. These ratios are calculated by dividing average total assets for the most recent quarter into core capital (Tier 1) for the leverage ratio or into tangible capital (core capital less goodwill) for the tangible equity ratio. The Banks' core capital and tangible capital are the same. The regulatory minimum for these ratios is 3%, with most banks required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1995, the Tier 1 and tangible capital ratios for Suburban Maryland were 6.53% and for Suburban Virginia, 6.18%. Both Banks exceeded the regulatory minimum and also the higher minimum ratio required by the Suburban Virginia's regulatory agreement (see Note E to the Consolidated Financial Statements).

           A combination of the leverage ratio and the risk-based capital ratio is used to categorize banks as well-capitalized, adequately-capitalized, or under-capitalized financial institutions under the guidelines of FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive. To be considered "adequately capitalized", an institution must generally have a leverage ratio of at least 4% and a total risk-based capital ratio of at least 8%. At March 31, 1995, Suburban Virginia was considered to be in the "adequately capitalized" category and, Suburban Maryland was in the "well capitalized" category.

           Transferrable warrants to purchase 2,014,705 shares of common stock at $1.00 per share were issued in conjunction with the stock offering in 1993. These warrants were exercisable during two windows in 1994, in which 53,090 shares were issued. The remaining warrants expire on December 15, 1995 and may be exercised from April 15 to May 15 and from November 15 to December 15 in 1995.


SALE OF ASSETS

           Suburban Bancshares, Inc. and Tysons Financial Corporation announced on February 3, 1995 that their banking subsidiaries, Suburban Bank of Virginia, N.A. and Tysons National Bank had entered into an agreement for Tysons to purchase certain assets and assume the deposit liabilities of Suburban Bank of Virginia, N.A. with Suburban Bank of Virginia, N.A. retaining certain loans which it will continue to collect. The purchase price was established as the book value of net assets transferred plus a $1 million premium. Under the agreement Suburban Bank of Virginia, N.A. will transfer all deposits and its Reston, Virginia branch to Tysons National Bank. The agreement is subject to certain conditions including regulatory approval, which has been received, with a closing date anticipated for mid-May 1995. Suburban Bank of Maryland is not part of this transaction.

PART II.    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)   The following documents are filed as part of this report.

                 Exhibit #        Description
                 ---------        -----------
                    11.0          Computation of per share earnings (loss)

                    27.0          Financial Data Schedule

           (b) One report on Form 8K was filed on February 3, 1995 relating to the agreement for Tysons National Bank to purchase certain assets and assume the deposit liabilities of Suburban Bank of Virginia, N.A.

                                   SIGNATURES


           Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SUBURBAN BANCSHARES, INC.
                                                  (Registrant)




Date: 5/9/95                                      William R. Johnson
                                                  -----------------------------
                                                  William R. Johnson President
                                                  and Chief Operating Officer





Date: 5/9/95                                      Sibyl S. Malatras
                                                  -----------------------------
                                                  Sibyl S. Malatras Senior Vice
                                                  President and Treasurer
                                                  (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
- -----------                                        -----------
11.0                                       Computation of per share earnings (loss)
27.0                                       Financial Data Schedule