Form 10-Q
period 1995-06-30
SUBURBAN BANCSHARES INC
filed 1995-08-10
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended           June 30, 1995
                  ---------------------------------------------------


Commission File Number      0-16595
                       ----------------------------------------------


                          SUBURBAN BANCSHARES, INC.
     --------------------------------------------------------------------
              (Exact name of Registrant as specified in charter)


             Delaware                                  54-1319441
     --------------------------------------------------------------------
         (State or other juris-                      (I.R.S. Employer
       diction of incorporation)                   Identification No.)


     7505 Greenway Center Drive, Greenbelt, Maryland         20770
     --------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)

                                (301) 474-6694
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                 Yes   X                           No
                     -----                            ------

   Common Stock $.01 Par Value                Outstanding at August 4, 1995
   ---------------------------                -----------------------------
             (Class)

                                                        9,091,663 Shares
                                                  ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 June 30, 1995


PART  I.  FINANCIAL INFORMATION                                 PAGE NO.
-------------------------------                                 --------
Item 1.  Condensed Financial Statements

         Consolidated Balance Sheets (unaudited)
         June 30, 1995 & December 31, 1994                        3

         Consolidated Statements of Operations
                   (unaudited)
         Six months ended June 30, 1995 and
         June 30, 1994                                            4

         Consolidated Statements of Operations
                   (unaudited)
         Three months ended June 30, 1995 and
         June 30, 1994                                            5

         Consolidated Statements of Cash Flows
                   (unaudited)
         Six months ended June 30, 1995 and
         June 30, 1994                                            6

         Notes to Consolidated Financial Statements              7-13


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations          14-22


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

                   SUBURBAN BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


 In thousands                                                      June 30,               December 31,
                                                                      1995                      1994
 ASSETS

 Cash and due from banks                                          $  7,355                   $  7,005
 Interest bearing deposits with banks                                   22                        245
 Federal funds sold                                                 14,470                     13,560
 Investment securities available for sale                           14,018                     19,252
 Investment securities held to maturity                              4,846                      4,821
   (aggregate market value of $4,953 and $4,654
      at June 30, 1995 and December 31, 1994)
 Loans held for sale                                                 2,384                      2,044
 Loans                                                              58,214                     64,525
   Less: Allowance for loan losses                                  (2,229)                    (2,750)
 Loans, net                                                         55,985                     61,775
 Premises and equipment, net                                           964                      1,156
 Other real estate owned                                             1,463                      3,018
 Accrued interest receivable                                           590                        645
 Other assets                                                          641                        708

 TOTAL ASSETS                                                     $102,738                   $114,229


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                   $ 17,660                   $ 24,360
   Interest-bearing deposits                                        74,263                     80,042
        Total Deposits                                              91,923                    104,402
 Securities sold under agreements to repurchase                          0                        691
 Accrued expenses and other liabilities                                409                        549
 Total liabilities                                                  92,332                    105,642


 Shareholders' equity:
   Preferred stock, $.01 par value;
     1,000,000 shares authorized;
     no shares issued or outstanding                                   ---                        ---
   Common stock, $.01 par value;
     20,000,000 shares authorized; shares issued
     and outstanding:  9,091,663 at June 30, 1995
     and 9,054,459 at December 31, 1994                                 91                         91
   Paid-in capital - stock options                                     534                        172
   Additional paid-in capital                                       23,418                     23,380
   Accumulated deficit                                             (13,645)                   (14,584)
   Net unrealized gain (loss) on securities
     available for sale                                                  8                       (472)
 Total shareholders' equity                                         10,406                      8,587

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $102,738                   $114,229

See accompanying notes to consolidated financial statements

                   SUBURBAN BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              Six months ended June 30,

 In thousands, except per share data                                        1995                    1994
 INTEREST INCOME:
 Interest and fees on loans                                               $3,279                  $2,514
 Taxable interest on securities available for sale                           498                     367
 Taxable interest on securities held to maturity                             167                      --
 Interest on Federal funds sold                                              230                     322
 Interest on deposits with banks                                               4                       5
 Total interest income                                                     4,178                   3,208

 INTEREST EXPENSE
 Interest on deposits                                                      1,464                   1,093
 Interest on short-term borrowings                                            12                       9
 Total interest expense                                                    1,476                   1,102

 NET INTEREST INCOME                                                       2,702                   2,106
 Provision for loan losses                                                    35                     130
 Net interest income after provision for loan losses                       2,667                   1,976


 NONINTEREST INCOME
 Service charges on deposit accounts                                         223                     254
 Net realized gains on sales of
      available for sale securities                                           --                     117
 Net gains on sales of other real estate owned                                84                       1
 Net gains on sales of loans                                                  --                     106
 Gain on sale of assets and transfer of liabilities                        1,000                      --
 Other income                                                                 97                     121
 Total noninterest income                                                  1,404                     599

 NONINTEREST EXPENSE
 Salaries and employee benefits                                            1,548                   1,162
 Occupancy expense                                                           346                     337
 Furniture and equipment expense                                              77                      97
 Other expense                                                             1,161                     977
 Total noninterest expense                                                 3,132                   2,573

 Income before income taxes                                                  939                       2
    Income taxes                                                              --                      --

 NET INCOME                                                                $ 939                    $  2

 Income Per Common Share
    Primary                                                                 $0.09                   $0.00
    Fully Diluted                                                            0.09                    0.00



 See accompanying notes to consolidated financial statements

                   SUBURBAN BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Three months ended June 30,

 In thousands, except per share data                                         1995                    1994
 INTEREST INCOME:
 Interest and fees on loans                                                $1,647                  $1,332
 Taxable interest on securities available for sale                            237                     186
 Taxable interest on securities held to maturity                               84                      --
 Interest on Federal funds sold                                               110                     182
 Interest on deposits with banks                                                1                       3
 Total interest income                                                      2,079                   1,703

 INTEREST EXPENSE
 Interest on deposits                                                         732                     569
 Interest on short-term borrowings                                              7                       6
 Total interest expense                                                       739                     575

 NET INTEREST INCOME                                                        1,340                   1,128
 Provision for loan losses                                                    (10)                     30
 Net interest income after provision for loan losses                        1,350                   1,098


 NONINTEREST INCOME
 Service charges on deposit accounts                                          111                     127
 Net realized gains on sales of
      available for sale securities                                            --                      (3)
 Net gains on sales of other real estate owned                                 84                      --
 Net gains on sales of loans                                                   --                     106
 Gain on sale of assets and transfer of liabilities                         1,000                      --
 Other income                                                                  43                      63
 Total noninterest income                                                   1,238                     293

 NONINTEREST EXPENSE
 Salaries and employee benefits                                               951                     594
 Occupancy expense                                                            182                     172
 Furniture and equipment expense                                               34                      47
 Other expense                                                                650                     514
 Total noninterest expense                                                  1,817                   1,327

 Income before income taxes                                                   771                      64
    Income taxes                                                               --                      --

 NET INCOME                                                                 $ 771                    $ 64

 Income Per Common Share
    Primary                                                                  $0.08                  $0.01
    Fully Diluted                                                             0.08                   0.01



 See accompanying notes to consolidated financial statements

                           SUBURBAN BANCHSARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                              Six Months ended
                                                                                  June 30,

                                                                            1995            1994
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $   939         $      2
   Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
      Depreciation                                                               91              115
      Provision for loan losses                                                  35              130
      Stock option compensation expense                                         362               79
      Originations of loans held for sale                                    (1,305)          (2,272)
      Proceeds from loan sales                                                    0            2,755
      Gain on sale of loans                                                       0             (203)
      Net realized gain on available for sale securities                          0             (117)
      Net accretion on securities                                               (68)             (50)
      (Decrease) increase in deferred loan fees                                 (39)              59
      Decrease in accrued income and other assets                                33              153
      Decrease in accrued expenses and other liabilities                       (111)            (130)
      Income tax refunds received                                                 0               12
      Gain on sale of other real estate owned                                   (84)               0
      Gain on sale of assets and transfer of liabilities                     (1,000)               0
      Fixed assets charged off on closing of offices                            104                0

   Net cash (used) provided by operating activities                          (1,043)             533

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                    223              302
   Increase in federal funds sold                                            (3,200)          (2,555)
   Purchases of available for sale securities                                (6,576)         (18,082)
   Proceeds from sales of available for sale securities                         709            5,725
   Proceeds from maturities of available for sale securities                  9,950            6,000
   Proceeds from prepayments of principal on securities                          18              543
   Net increase in loans                                                     (6,205)          (2,774)
   Net purchases of premises and equipment                                      (47)             (82)
   Proceeds from sale of other real estate owned                              1,638                0
   Cash transferred on sale of assets and transfer of
      liabilities                                                            (1,346)               0
   Consideration paid on sale of assets and transfer of
      liabilities                                                              (752)               0

   Net cash used in investing activities                                     (5,588)         (10,923)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                             6,521           10,384
   Net increase (decrease) in securities sold under
      agreements to repurchase                                                  423              (38)
   Net proceeds from sale of issuance of common stock                            37               30

   Net cash provided by financing activities                                  6,981           10,376

 Net increase (decrease) in cash and due from banks                             350              (14)
 Cash and due from banks at beginning of period                               7,005            7,299

 Cash and due from banks at end of period                                   $ 7,355          $ 7,285

 SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                            $ 1,477          $ 1,102
   Income taxes paid                                                             --               --
   Loans transferred to other real estate owned                                   0               95
   Loans transferred to loans held for sale                                       0            1,488


 See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. (Bancshares or the Company) and its wholly-owned subsidiaries, Suburban Bank of Virginia, N.A., a National Bank in Liquidation (Suburban Virginia) and Suburban Bank of Maryland (Suburban Maryland), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1995.

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

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1995 (in thousands):

                                                                     Gross                Gross
                                            Amortized           Unrealized           Unrealized            Estimated
                                                 Cost                Gains               Losses           Fair Value
 U.S. Treasury Notes                          $ 8,075              $    28            $    (18)              $ 8,085
 Federal Agencies                               4,526                   25                  (9)                4,542
 Mortgage-backed obligations
    of federal agencies                           361                    4                  (2)                  363
 Collateralized mortgage
    obligations                                    48                    1                  ---                   49
 Other                                          1,000                  ---                 (21)                  979

 Total investment securities                  $14,010              $    58              $  (50)              $14,018

         The amortized cost and estimated fair value of securities in the held to maturity classification at June 30, 1995 are shown in the schedule which follows (in thousands):

                                                                Gross                Gross            Estimated
                                       Amortized           Unrealized           Unrealized                 Fair
                                            Cost                Gains               Losses                Value
 U.S. Treasury Notes                     $ 2,896              $    56              $   ---              $ 2,952
 Federal Agencies                          1,950                   51                  ---                2,001

 Total investment securities
 Held to Maturity                        $ 4,846                  107               $  ---              $ 4,953


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

         The amortized cost and estimated fair value for securities at June 30, 1995, by contractual maturity are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

Investment Securities Available for Sale:

                                                                                  Estimated Fair
 In thousands                                      Amortized Cost                          Value
 Due in one year or less                                  $ 4,491                        $ 4,488
 Due after one year through 5 years                         9,110                          9,118
 Due after 5 years through 10 years                            --                             --
 Due after 10 years                                            48                             49
 Mortgage-backed securities                                   361                            363
 No set maturity                                               --                             --

 Total                                                    $14,010                        $14,018


Investment Securities Held to Maturity:

                                                                                       Estimated
 In thousands                                      Amortized Cost                     Fair Value
 Due after one year through 5 years                       $ 4,846                       $  4,953

 Total                                                    $ 4,846                        $ 4,953


         Proceeds from the sale of available-for-sale securities in the six months ended June 30, 1994, were $5,725,000 which included gross gains of $121,000 and gross losses of $4,000. In the first six months of 1995, proceeds from sales of available for sale securities were $709,000, including gross gains of $3,000 and gross losses of $3,000. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $8,000 at June 30, 1995; at December 31, 1994, the net unrealized holding loss was $472,000.

NOTE C - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                          Six Months Ended
                                                           June 30, 1995
                                                         ------------------
            Balance at beginning of period                        $ 2,750
            Provision for loan losses                                  35
            Loans charged-off                                        (725)
            Recoveries                                                169
                                                         ------------------
            Balance at end of period                              $ 2,229
                                                         ==================



NOTE D - NONPERFORMING ASSETS

         Nonperforming assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure and real estate on which deeds in lieu of foreclosure have been accepted. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty.

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

         The Company has no obligations to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at June 30, 1995 or December 31, 1994. Nonaccrual and restructured loans are classified as loans in the accompanying Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (in thousands):

                                                       June 30,                 December 31,
                                                           1995                         1994
----------------------------------------------------------------------------------------------
  Nonaccrual loans                                      $ 2,854                      $ 3,720
  Other real estate owned                                 1,463                        3,018
----------------------------------------------------------------------------------------------
  Total nonperforming assets                            $ 4,317                      $ 6,738
==============================================================================================
  Loans classified as nonaccrual but                    $   863                      $ 2,083
  contractually current
----------------------------------------------------------------------------------------------
  Restructured loans classified as
  nonaccrual                                                 88                          713
  Restructured loans accruing                             1,192                        1,312
----------------------------------------------------------------------------------------------
  Total restructured loans                              $ 1,280                      $ 2,025
==============================================================================================



There were no loans past due 90 days or more and still accruing at June 30, 1995 or December 31, 1994.

         The following schedule presents a breakdown, by type of property, of other real estate owned (in thousands):


                                            June 30, 1995          December 31, 1994
                                        -------------------     ----------------------
           Commercial land                        $  546                     $  671
           Residential land                          254                      1,416
           Commercial property                       630                      1,098
           Residential property,
             1-4 family                              193                        581
                                        -------------------     ----------------------
           Total                                   1,623                      3,766
             Allowance for losses                   (160)                      (748)
                                        -------------------     ----------------------

           TOTAL FAIR VALUE                       $1,463                     $3,018
                                        ===================     ======================


         Activity in the allowance for losses on other real estate owned for the six months ended June 30, 1995 is as follows (in thousands):


         Beginning balance                                           748
         Provision for OREO losses                                     0
         Dispositions, net                                          (588)
         Charge-offs net of recoveries                                 0
                                                                    -----
         Ending balance                                              160


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

         At June 30, 1995, the Banks' capital ratios exceeded the capital ratios prescribed by their respective regulatory agencies as shown in the chart below. In accordance with the provisions of FDICIA, Suburban Virginia is considered to be adequately capitalized, and Suburban Maryland is classified as well capitalized.


                                                    Suburban            Suburban
                                                    Maryland            Virginia
                                                  ------------        ------------
       Tier 1/Average Assets                           6.44%              20.88%
       Tier 1/Risk-weighted Assets                     9.32%              96.28%
       Total Capital/Risk-Weighted Assets             10.58%              98.05%


NOTE F - SALE OF ASSETS

         On May 12, 1995, Suburban Bancshares, Inc. completed the disposition of most of the assets and all of the liabilities of its subsidiary, Suburban Bank of Virginia, N.A. ("Suburban Virginia") to Tysons Financial Corporation and its subsidiary, Tysons National Bank ("Tysons") in McLean, Virginia.

         Assets transferred to Tysons included all cash and cash equivalents, investments, loans (excluding nonperforming and other loans totalling $3.1 million) and interest receivable associated with those loans, and fixed assets in one of Suburban Virginia's two branches. Liabilities assumed by Tysons included all deposit accounts, securities sold under agreements to repurchase, and interest payable associated with those liabilities.

         At closing, Suburban paid Tysons $752,000 in cash, representing (1) the amount by which the liabilities transferred exceeded the assets transferred, less (2) the $1 million premium Tysons had agreed to pay Suburban for the assets acquired.

NOTE G - OTHER EVENTS

         Suburban Bancshares, Inc. ("Suburban") and Financial Institutions Holding Corporation ("FIHC") have announced their agreement for Suburban to purchase from Irving L. Kidwell, Chairman of FIHC, 24.33% of Financial Institutions Holding Corporation for $2.26 million to be paid in cash and a promissory note. The agreement is subject to regulatory approval and other conditions of closing. Suburban and FIHC plan to discuss acquisition of the remaining shares of FIHC through an exchange of stock based on book values of the two companies. Financial Institutions Holding Corporation is the parent company of the Bank of Bowie, a small business community bank in Bowie, Maryland with $37 million in total assets.

NOTE H - SUBSEQUENT EVENTS

         The Federal Deposit Insurance Corporation ("FDIC") notified Suburban on August 3, 1995, that they have approved the application of Suburban Maryland to merge the remaining assets and liabilities of Suburban Virginia into the Maryland bank. The merger is expected to be completed by August 18, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary provides an overview of the financial condition, significant changes in the financial condition, and the results of operations of Suburban Bancshares, Inc. and its subsidiaries ("Bancshares" or the "Company") for the six months ended June 30, 1995 and 1994. Throughout this review, the two subsidiaries of Suburban Bancshares, Inc., Suburban Bank of Maryland ("Suburban Maryland") and Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), are collectively referred to as the "Banks". This discussion should assist readers in their analysis of the consolidated financial statements and supplemental financial information which appear elsewhere in this report.

OVERVIEW

         Suburban Bancshares, Inc. reported total assets of $102.7 million at June 30, 1995, an $11.5 million, or 10.1%, decrease from $114.2 million at December 31, 1994. The decline was the net result of the sale of most of Suburban Virginia's assets, a decrease of $24 million from December 31, 1994 and growth in Suburban Maryland of $13.3 million or 15.6%. Loans decreased from $66.6 million at December 31, 1994 to $60.6 million at June 30, 1995, a $6.0 million, or 9.0%, decline also attributable to the sale of Suburban Virginia's loans offset by growth of $8.1 million, or 16.2%, in Suburban Maryland.

         Average assets rose to $104.2 million for the first six months of 1995, a $2.4 million, or 2.4%, increase from average assets of $101.8 million in the first six months of 1994. Average loans rose to $65.6 million in the first half of 1995, $7.1 million or 12.2% above the $58.5 million in average loans in the first half of 1994.

         The Company reported a profit of $939,000 for the six months ending June 30, 1995, a marked improvement over the $2,000 reported in the same period of 1994. Earnings in the second quarter of 1995 were $771,000, also a significant increase over earnings of $64,000 recorded in the same period in 1994. The sale of assets and the assumption of liabilities of the Virginia subsidiary in May 1995 resulted in a premium, net of associated costs, of $740,000. This one-time gain was partially offset by a charge of $327,000 to recognize the remainder of compensation expense for options which became exercisable during the period. Increasing loan volume and improving loan quality resulted in significantly higher net interest income, a primary contributor to the profit improvement.

SALE OF ASSETS

         On May 12, 1995, Suburban Bancshares, Inc. completed the disposition of most of the assets and all of the liabilities of its subsidiary, Suburban Bank of Virginia, N.A. ("Suburban Virginia") to Tysons Financial Corporation and its subsidiary, Tysons National Bank

("Tysons") in McLean, Virginia.

         Assets transferred to Tysons included all cash and cash equivalents, investments, loans (excluding nonperforming and other loans totalling $3.1 million) and interest receivable associated with those loans, and fixed assets in one of Suburban Virginia's two branches. Liabilities assumed by Tysons included all deposit accounts, securities sold under agreements to repurchase and interest payable associated with those liabilities.

         At closing, Suburban paid Tysons $752,000 in cash, representing (1) the amount by which the liabilities transferred exceeded the assets transferred, less (2) the $1 million premium Tysons had agreed to pay Suburban for the assets acquired.

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

         Net interest income increased $596,000 or 28.3%, to $2,702,000 in the first six months of 1995 from $2,106,000 in the same period of 1994. This increase was the result of higher volume, higher rates and changes in the composition of earning assets and funding sources.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1995, the net interest margin was 5.69%, rising 104 basis points from 4.65% in the same period of 1994, a result of the change in the mix of earning assets and higher rates.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. In the first half of 1995, growth of earning assets was a primary factor in producing higher interest income; an increase in funding sources, however, did not result in an equivalent increase in interest expense. Average earning assets rose $4.4 million, or 4.9%, from $91.3 million in 1994 to $95.7 million in 1995; as a percent of average total assets, earning assets increased to 91.8% in the first half of 1995, from 89.6% in 1994. Average interest bearing liabilities, on the other hand, increased only $1.4 million, or 2.0%, reaching $74.3 million in the first six months of 1995 from $72.9 million in the same period of 1994.

         Changes in the mix of earning assets were key determinants of the change in net interest income in the first six of 1995 as compared to the same period in 1994. The mix of funding sources remained fairly stable. During 1995, average loans were 68.5% of average earning assets, rising 4.5 percentage points from 64.0% in 1994; average investment securities and Federal funds sold fell correspondingly, to 31.5% of average earning assets in the first six months of 1995 from 36.0% in 1994. This increased volume of loans, which earn higher yields than bank investments, resulted in substantially higher interest income.

         Shifts in the interest rate environment impacted the margin significantly. In 1994, interest rates rose throughout the year and continued into early 1995, as the Federal Reserve attempted to keep inflation under control. Loan yields rose 141 basis points on average, from 8.67% in the first six months of 1994 to 10.08% in 1995, as national prime rates, on which most loans are priced, increased significantly. The yield produced by Federal funds sold and deposits with other banks rose 233 basis points, from 3.59% in the first half of 1994 to 5.92% in 1995. As the yields on earning assets rose, the cost of funds followed, though at a slower pace, creating a wider spread between the income earned on assets and the cost to fund those assets. The net interest spread (the difference between the earning asset yield and the cost of funds) rose to 5.65% in the first half of 1995 from 4.69% in the same period of 1994.

         Net interest income rose $212,000 or 18.8%, from $1,128,000 in the quarter ending June 30, 1994 to $1,340,000 in the same period of 1995. This improvement is the result of higher market interest rates and a higher percentage of average earning assets in loans, which earn higher yields than other earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
AVERAGE BALANCES AND NET INTEREST EARNING ANALYSIS
(In thousands)




 SIX MONTHS ENDED JUNE 30,                                         1995                                     1994

 ASSETS                                                                       AVERAGE                                  AVERAGE
                                                  AVERAGE                     YIELD       AVERAGE                      YIELD
                                                  BALANCE        INTEREST     OR RATE     BALANCE        INTEREST      OR RATE
--------------------------------------------------------------------------------------------------------------------------------
 INTEREST-EARNING ASSETS:
  LOANS                                           $ 65,589       $3,279       10.08%      $ 58,451       $2,514        8.67%
  INVESTMENT SECURITIES                             22,149          665        6.05%        14,455          367        5.13%
  FED FUNDS SOLD & OTHER DEPOSITS                    7,969          234        5.92%        18,357          327        3.59%

 TOTAL INTEREST EARNING ASSETS                      95,707        4,178        8.80%        91,263        3,208        7.09%

 NON-INTEREST EARNING ASSETS:
  CASH AND DUE FROM BANKS                            5,998                                   6,713
  BANK PROPERTY AND EQUIPMENT                        1,082                                   1,236
  OTHER ASSETS                                       3,845                                   5,189
  LESS: ALLOWANCE FOR LOAN LOSSES                   (2,422)                                 (2,585)

 TOTAL NON-INTEREST EARNING ASSETS                   8,503                                  10,553

 TOTAL ASSETS                                     $104,210                                $101,816
--------------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 INTEREST-BEARING LIABILITIES:
  CHECKING, MONEY MARKET & SAVINGS                  49,553          832        3.39%      $ 49,058       $  601        2.47%
  TIME DEPOSITS                                     24,264          632        5.25%        23,194          492        4.28%
  OTHER BORROWINGS                                     526           12        4.83%           645            9        2.97%

 TOTAL INTEREST-BEARING LIABILITIES                 74,343        1,476        4.00%        72,897        1,102        3.05%

 NON-INTEREST BEARING LIABILITIES:
  NON-INTEREST BEARING DEPOSITS                     19,993                                  19,809

 TOTAL FUNDING SOURCES                              94,336        1,476        3.16%        92,706        1,102        2.40%

 OTHER LIABILITIES                                     593                                     760

 TOTAL LIABILITIES                                  94,929                                  93,466

 SHAREHOLDERS' EQUITY                                9,281                                   8,350

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                           $104,210                                $101,816
--------------------------------------------------------------------------------------------------------------------------------

 NET INTEREST INCOME                                             $2,702                                  $2,106

 NET INTEREST SPREAD                                                           5.65%                                   4.69%

 NET INTEREST INCOME AS A % OF
  AVERAGE EARNING ASSETS                                                       5.69%                                   4.65%

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

         The provision for loan losses for the first six months of 1995 was $35,000, a decrease from the provision of $130,000 set aside for the same period of 1994. The lower provision is the result of an improved general economy and steadily improving loan quality. Nonaccruing loans fell $764,000, or 21.1%, to $2.8 million at June 30, 1995 from $3.6 million at June 30, 1994. As the quality of the loan portfolio improved, the reserve requirement abated and, therefore, the addition to the reserves through the provision was reduced.

NONINTEREST INCOME

         Noninterest income increased $805,000, or 134.4%, in the first six months of 1995 to $1,404,000 from $599,000 in the same period of 1994. A significant portion of the increase is the $1,000,000 premium paid for the Virginia assets and a net gain on the sale of other real estate owned of $84,000 during the first half of 1995. In the same period of 1994, gains of $117,000 and $106,000, respectively, were realized from the sale of available for sale securities and from the sale of loans in the secondary market, neither of which recurred in 1995. Fee income declined $31,000 as the earnings credit for deposit accounts increased, offsetting a larger amount of service charges.

         In the second quarter, noninterest income rose $945,000 from $293,000 in 1994 to $1,238,000 in 1995, also the result of the premium recognized on the sale of Suburban Virginia assets.

NONINTEREST EXPENSES

         Noninterest expenses increased in the first six months of 1995 as compared to the same period of 1994, from $2,573,000 to $3,132,000, an increase of $559,000 or 21.7%. Salaries and benefits increased $386,000 or 33.2%, the result of merit increases in 1995 and a $327,000 charge to compensation expense as stock options became exercisable in the second quarter. Other expenses rose $184,000, or 18.8%, when comparing the first six months of 1995 to 1994, primarily due to the costs associated with the sale f the Virginia bank's assets and the closing of the McLean, Virginia office.

         Noninterest expenses were $490,000, or 36.9%, higher in the second quarter of 1995 compared to the same period in 1994, also the result of the stock option compensation expense and the costs associated with the sale of Suburban Virginia assets.

ASSET QUALITY

NONPERFORMING ASSETS

         Nonperforming assets are loans on nonaccrual status and real estate acquired through foreclosure or deed in lieu of foreclosure. Troubled debt restructurings are loans which contain concessions as to rate or term, or both.

         At June 30, 1995, nonperforming assets were $4.3 million, a substantial decrease of $2.4 million or 35.9%, from $6.7 million at December 31, 1994. Nonaccrual loans were $2.8 million and $3.7 million at June 30, 1995 and December 31, 1994, respectively. Of the amount on nonaccrual status on those dates, approximately $863,000 and $2.1 million, respectively, were not contractually past due as to principal or interest. Other real estate owned decreased $1,555,000, or 51.5%, from sales of properties in the first six months of 1995 to $1,463,000 from $3,018,000 at December 31, 1994.

         Troubled debt restructurings were $1.3 million at June 30, 1995, and $2.0 million at December 31, 1994, a decrease of approximately $745,000, or 36.8%, the result of principal paydowns.


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

         The allowance at June 30, 1995 was $2,229,000, a decrease of $521,000 from $2,750,000 at December 31, 1994. Activity in the allowance for loan losses for the first six months of 1995 included a provision of $35,000, charge-offs of $725,000 and recoveries of $169,000. As a percentage of total loans, the allowance was 3.7% and 4.1% at June 30, 1995 and December 31, 1994, respectively.

         Based on current expectations relative to loan portfolio performance and loss projections, management believes that the level of the allowance for loan losses is adequate. Internal loan review procedures will continue to be utilized by the Company in order to insure that potential problem loans are identified early, thereby lessening any negative impact on the allowance and/or earnings, and the special assets group will continue to focus on further reductions of nonperforming assets.

LIQUIDITY MANAGEMENT

         Liquidity is the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Asset liquidity is provided primarily by maturing loans and investments and by cash received from operations. Other sources of asset liquidity include readily marketable assets that can serve as collateral for borrowings, and sales of loans and other real estate owned. On the liability side of the balance sheet, liquidity is affected by the timing of maturing liabilities and the ability to generate new deposits or borrowings as needed.

         In the first half of 1995, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined. As a percentage of total average earning assets, loans were 68.5% for the first six months of 1995 and 64.0% in the same period of 1994, while marketable securities and overnight investments were 31.5% and 36.0%, respectively. This shift in the mix of earning assets to a lower percentage of readily marketable assets has reduced the Company's overall liquidity slightly on average.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 73.7% in the first half of 1995 and 74.3% in 1994. Time deposits under $100,000, which are also considered to be stable funding sources, were 22.5% of funding sources in the first half of 1995 and 20.7% in 1994. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDs. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have decreased as a percentage of average total funding sources from 5.0% in the first two quarters of 1994 to 3.8% in 1995.

         Other sources of liquidity and cash flow in the first six months of 1994 were from the sales of available for sale securities which generated proceeds of $5.7 million and the sales of SBA loans in the secondary market, generating cash inflow of $2.8 million. The proceeds from these sales were reinvested in similar liquid instruments. In the first half of 1995, no loans were sold in the secondary market and securities sold generated only $709,000; however, sales of properties obtained through foreclosure generated cash of $1.6 million during the period.

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


CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $1,819,000, or 21.2%, from $8,587,000 at December 31, 1994 to $10,406,000 at June 30, 1995. The increase was a combination of earnings of $939,000 for the six months, improvement in the estimated fair value of the available for sale securities of $480,000, increases in paid-in capital from the stock options, and the exercise of 37,000 warrants.

         One measure of capital adequacy is the ratio of regulatory capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Banks' Tier 1 capital consists of common equity and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off- balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting ranging from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to each of the Company's bank subsidiaries and will apply to Bancshares at such time as its total assets reach $150 million. At June 30, 1995, Suburban Maryland reported at Tier 1 risk-based capital ratio of 9.32% and a ratio of 10.58% based on total capital. Suburban Virginia's risk-based ratios at June 30, 1995, were 96.28% for Tier 1 capital and 98.05% for total capital. Both Banks' ratios were well above the regulatory minimums of 4% and 8%, respectively, and above the higher regulatory minimum required of Suburban Virginia (see Note E).

         Other capital adequacy measures are the leverage capital ratio and the tangible equity ratio. These ratios are calculated by dividing average total assets for the most recent quarter into core capital (Tier 1) for the leverage ratio or into tangible capital (core capital less goodwill) for the tangible equity ratio. The Banks' core capital and tangible capital are the same. The regulatory minimum for these ratios is 3%, with most banks required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1995, the Tier 1 and tangible capital ratios for Suburban Maryland were 6.44% and for Suburban Virginia, 20.88%. Both Banks exceeded the regulatory minimum and also the higher minimum ratio required by the Suburban Virginia's regulatory agreement (see Note E to the Consolidated Financial Statements).

         A combination of the leverage ratio and the risk-based capital ratio is used to categorize banks as well-capitalized, adequately-capitalized, or under-capitalized financial institutions under the guidelines of FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive. To be considered "adequately capitalized", an institution must generally have a leverage ratio of at least 4% and a total risk-based capital ratio of at least 8%. At June 30, 1995, Suburban Virginia was considered to be in the "adequately capitalized" category and, Suburban Maryland was in the "well capitalized" category.

         Transferrable warrants to purchase 2,014,705 shares of common stock at $1.00 per share were issued in conjunction with the stock offering in 1993. These warrants were exercisable during two windows in 1994 and one window in the second quarter of 1995, in which 90,294 shares were issued. The remaining warrants expire on December 15, 1995 and may be exercised from November 15 to December 15 in 1995.

OTHER EVENTS

         Suburban Bancshares, Inc. ("Suburban") and Financial Institutions Holding Corporation ("FIHC") have announced their agreement for Suburban to purchase from Irving L. Kidwell, Chairman of FIHC, 24.33% of Financial Institutions Holding Corporation for $2.26 million to be paid in cash and a promissory note. The agreement is subject to regulatory approval and other conditions of closing. Suburban and FIHC plan to discuss acquisition of the remaining shares of FIHC through an exchange of stock based on book values of the two companies.

         Financial Institutions Holding Corporation is the parent company of the Bank of Bowie, a small business community bank in Bowie, Maryland with $37 million in total assets.

SUBSEQUENT EVENTS

         The Federal Deposit Insurance Corporation ("FDIC") notified Suburban on August 3, 1995, that they have approved the application of Suburban Maryland to merge the remaining assets and liabilities of Suburban Virginia into the Maryland bank. The merger is expected to be completed by August 18, 1995.

PART II.    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     The following documents are filed as part of this report.

                 Exhibit #        Description
                 ---------        -----------
                    11.0          Computation of per share earnings

                    27.0          Financial Data Schedule

         (b)     Two reports on Form 8K were filed in the quarter ended
                 June 30, 1995:

                 (1) A Current Report on Form 8K was filed on May 25, 1995 relating to the completion of the disposition of most of the assets and all of the liabilities of Suburban Bank of Virginia, N.A.

                 (2) A Current Report on Form 8K was filed on June 7, 1995, relating to an announcement of an agreement for Suburban to purchase 24.33% of the shares of Financial Institutions Holding Corporation.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUBURBAN BANCSHARES, INC.
                                          (Registrant)




Date:  August 7, 1995                     William R. Johnson
     ----------------                     ------------------------------
                                          William R. Johnson
                                          President and
                                          Chief Operating Officer





Date:  August 7, 1995                     Sibyl S. Malatras
     ----------------                     ------------------------------
                                          Sibyl S. Malatras
                                          Senior Vice President and Treasurer
                                          (Principal Financial Officer)