Form 10-Q
period 1995-09-30
SUBURBAN BANCSHARES INC
filed 1995-11-13
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended          September 30, 1995
                  --------------------------------------------------------------

Commission File Number     0-16595
                      ----------------------------------------------------------

                          SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in charter)


                 Delaware                                                           54-1319441
-----------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                             (I.R.S. Employer Identification No.)


                  7505 Greenway Center Drive, Greenbelt, Maryland                                 20770
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                        (Zip Code)

                                (301) 474-6694
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                       No
                -----                       ------

Common Stock $.01 Par Value               Outstanding at November 6, 1995
---------------------------               -------------------------------
        (Class)
                                              9,091,663 Shares
                                          ---------------------------

                          SUBURBAN BANCSHARES, INC.

                               S.E.C. FORM 10-Q

                              September 30, 1995


PART  I.  FINANCIAL INFORMATION                                                      PAGE NO.
-------------------------------                                                      --------
Item 1.          Condensed Financial Statements

                 Consolidated Balance Sheets (unaudited)
                 September 30, 1995 & December 31, 1994                                  3

                 Consolidated Statements of Operations
                          (unaudited)
                 Nine months ended September 30, 1995 and
                 September 30, 1994                                                      4

                 Consolidated Statements of Operations
                             (unaudited)
                 Three months ended September 30, 1995 and
                 September 30, 1994                                                      5

                 Consolidated Statements of Cash Flows
                          (unaudited)
                 Nine months ended September 30, 1995 and
                 September 30, 1994                                                      6

                 Notes to Consolidated Financial Statements                             7-12


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   13-21

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
               (unaudited)

 In thousands                                                                               September 30,               December 31,
                                                                                                    1995                       1994
 ASSETS

 Cash and due from banks                                                                        $  7,745                   $  7,005
 Interest bearing deposits with banks                                                                365                        245
 Federal funds sold                                                                               14,955                     13,560
 Investment securities available for sale                                                         13,503                     19,252
 Investment securities held to maturity                                                            4,859                      4,821
   (aggregate market value of $4,948 and $4,654
      at September 30, 1995 and December 31, 1994)
 Loans held for sale                                                                               2,952                      2,044
 Loans                                                                                            60,489                     64,525
   Less: Allowance for loan losses                                                                (2,290)                    (2,750)
 Loans, net                                                                                       58,199                     61,775
 Premises and equipment, net                                                                         965                      1,156
 Other real estate owned                                                                           1,288                      3,018
 Accrued interest receivable                                                                         636                        645
 Other assets                                                                                        403                        708

 TOTAL ASSETS                                                                                   $105,870                   $114,229

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                 $ 18,169                   $ 24,360
   Interest-bearing deposits                                                                      76,644                     80,042
        Total Deposits                                                                            94,813                    104,402
 Securities sold under agreements to repurchase                                                        0                        691
 Accrued expenses and other liabilities                                                              411                        549
 Total liabilities                                                                                95,224                    105,642

 Shareholders' equity:
   Preferred stock, $.01 par value;  1,000,000 shares authorized;
     no shares issued or outstanding                                                                 ---                        ---
   Common stock, $.01 par value;  20,000,000 shares authorized;
     shares issued and outstanding:  9,091,663 at September 30, 1995
     and 9,054,459 at December 31, 1994                                                               91                         91
   Paid-in capital - stock options                                                                   534                        172
   Additional paid-in capital                                                                     23,418                     23,380
   Accumulated deficit                                                                           (13,422)                   (14,584)
   Net unrealized gain (loss) on securities available for sale                                        25                       (472)
 Total shareholders' equity                                                                       10,646                      8,587

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $105,870                   $114,229

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited)

                                                                                                   Nine months ended September 30,

 In thousands, except per share data                                                                   1995                    1994
 INTEREST INCOME:
 Interest and fees on loans                                                                          $4,870                  $3,894
 Taxable interest on securities available for sale                                                      698                     631
 Taxable interest on securities held to maturity                                                        251                      72
 Interest on Federal funds sold                                                                         404                     445
 Interest on deposits with banks                                                                          9                       8
 Total interest income                                                                                6,232                   5,050

 INTEREST EXPENSE
 Interest on deposits                                                                                 2,245                   1,697
 Interest on short-term borrowings                                                                       13                      15
 Total interest expense                                                                               2,258                   1,712

 NET INTEREST INCOME                                                                                  3,974                   3,338
 Provision for loan losses                                                                               57                     145
 Net interest income after provision for loan losses                                                  3,917                   3,193


 NONINTEREST INCOME
 Service charges on deposit accounts                                                                    331                     373
 Net realized gain on sales of  available for sale securities                                            --                     114
 Net gain (loss) on sales of other real estate owned                                                     85                     (25)
 Net gain on sales of loans                                                                              --                     129
 Gain on sale of assets and transfer of liabilities                                                   1,000                      --
 Other income                                                                                           151                     187
 Total noninterest income                                                                             1,567                     778

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                                       2,122                   1,741
 Occupancy expense                                                                                      438                     505
 Furniture and equipment expense                                                                        101                     144
 Other expense                                                                                        1,656                   1,508
 Total noninterest expense                                                                            4,317                   3,898

 Income before income taxes                                                                           1,167                      73
    Income taxes                                                                                          4                      --

 NET INCOME                                                                                         $ 1,163                    $ 73

 Income Per Common Share
    Primary                                                                                           $0.12                   $0.01
    Fully Diluted                                                                                      0.12                    0.01



 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited)

                                                                                                  Three months ended September 30,

 In thousands, except per share data                                                                   1995                    1994
 INTEREST INCOME:
 Interest and fees on loans                                                                         $ 1,591                  $1,380
 Taxable interest on securities available for sale                                                      200                     264
 Taxable interest on securities held to maturity                                                         84                      72
 Interest on Federal funds sold                                                                         174                     122
 Interest on deposits with banks                                                                          5                       3
 Total interest income                                                                                2,054                   1,841

 INTEREST EXPENSE
 Interest on deposits                                                                                   781                     604
 Interest on short-term borrowings                                                                        1                       5
 Total interest expense                                                                                 782                     609

 NET INTEREST INCOME                                                                                  1,272                   1,232
 Provision for loan losses                                                                               22                      15
 Net interest income after provision for loan losses                                                  1,250                   1,217


 NONINTEREST INCOME
 Service charges on deposit accounts                                                                    108                     119
 Net realized loss on sales of  available for sale securities                                            --                      (3)
 Net gain (loss) on sales of other real estate owned                                                      1                     (26)
 Net gain on sales of loans                                                                              --                      23
 Other income                                                                                            54                      66
 Total noninterest income                                                                               163                     179

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                                         574                     580
 Occupancy expense                                                                                       92                     168
 Furniture and equipment expense                                                                         24                      47
 Other expense                                                                                          495                     530
 Total noninterest expense                                                                            1,185                   1,325

 Income before income taxes                                                                             228                      71
    Income taxes                                                                                          4                      --

 NET INCOME                                                                                           $ 224                    $ 71

 Income Per Common Share
    Primary                                                                                           $0.02                   $0.01
    Fully Diluted                                                                                      0.02                    0.01



 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
          (unaudited)

                                                                                      Nine Months ended September 30,

                                                                                          1995                1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                 $ 1,163          $     73
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation                                                                                115               171
     Provision for loan losses                                                                    57               145
     Provision for OREO losses                                                                    95                29
     Stock option compensation expense                                                           362                90
     Originations of loans held for sale                                                      (1,874)           (3,834)
     Proceeds from loan sales                                                                      0             4,722
     Gain on sale of loans                                                                         0              (340)
     Net realized gain on available for sale securities                                            0              (114)
     Net accretion on securities                                                                 (84)              (76)
     (Decrease) increase in deferred loan fees                                                   (31)               96
     Decrease in accrued income and other assets                                                  47               238
     (Decrease) increase in accrued expenses and other liabilities                              (113)               13
     Income tax refunds received                                                                 185                12
     (Gain) loss on sale of other real estate owned                                              (85)               25
     Gain on sale of assets and transfer of liabilities                                       (1,000)                0
     Fixed assets charged off on closing of offices                                              104                 0
 Net cash (used) provided by operating activities                                             (1,059)            1,250

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in deposits with other banks                                          (120)              384
  Net (Increase) decrease in federal funds sold                                               (3,685)            4,870
  Purchases of available for sale securities                                                  (6,576)          (19,770)
  Proceeds from sales of available for sale securities                                           709             5,922
  Proceeds from maturities of available for sale securities                                   10,450             8,000
  Proceeds from prepayments of principal on securities                                            52               557
  Purchases of held to maturity securities                                                         0            (4,799)
  Net increase in loans                                                                       (8,449)           (5,455)
  Net purchases of premises and equipment                                                        (73)             (121)
  Proceeds from sale of other real estate owned                                                1,720               270
  Cash transferred on sale of assets and transfer of liabilities                              (1,346)                0
  Consideration paid on sale of assets and transfer of liabilities                              (754)                0
  Net cash used in investing activities                                                       (8,072)          (10,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in total deposits                                                               9,411            10,249
  Net increase (decrease) in securities sold under agreements to repurchase                      423              (130)
  Net proceeds from sale of issuance of common stock                                              37                30
  Net cash provided by financing activities                                                    9,871            10,149

Net increase in cash and due from banks                                                          740             1,257
Cash and due from banks at beginning of period                                                 7,005             7,299

Cash and due from banks at end of period                                                     $ 7,745           $ 8,556

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                              $ 2,247           $ 1,708
  Income taxes paid                                                                                4                 0
  Loans transferred to other real estate owned                                                     0               273
  Loans transferred to loans held for sale                                                         0             1,488

            See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. (Bancshares or the Company) and its wholly-owned subsidiary, Suburban Bank of Maryland (Suburban Maryland), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. A former subsidiary, Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), was merged into Suburban Maryland on August 18, 1995 (see Notes F & G). All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1995.

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

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1995 (in thousands):

                                                            Amortized     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value
 U.S. Treasury Notes                                          $ 7,578              $    26            $    (10)              $ 7,594
 Federal Agencies                                               4,526                   33                  (8)                4,551
 Mortgage-backed obligations of federal agencies                  328                    4                  (2)                  330
 Collateralized mortgage obligations                               46                  ---                  ---                   46
 Other                                                          1,000                  ---                 (18)                  982

 Total investment securities                                  $13,478              $    63              $  (38)              $13,503

         The amortized cost and estimated fair value of securities in the held to maturity classification at September 30, 1995 are shown in the schedule which follows (in thousands):

                                                           Amortized      Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value
 U.S. Treasury Notes                                          $ 2,905              $    52              $   ---              $ 2,957
 Federal Agencies                                               1,954                   37                  ---                1,991


 Total investment securities held to maturity                 $ 4,859                   89               $  ---              $ 4,948



         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1994 (in thousands):

                                                            Amortized     Gross Unrealized     Gross Unrealized       Estimated Fair
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


         The amortized cost and estimated fair value of securities in the held to maturity classification at December 31, 1994 is shown in the schedule which follows (in thousands):


                                                            Amortized     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value
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



         The amortized cost and estimated fair value for securities at September 30, 1995, by contractual maturity are shown in the following tables. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

Investment Securities Available for Sale:

                                                                                           Amortized                      Estimated
 In thousands                                                                                    Cost                     Fair Value
 Due in one year or less                                                                      $ 4,491                        $ 4,486
 Due after one year through 5 years                                                             8,613                          8,641
 Due after 5 years through 10 years                                                                --                             --
 Due after 10 years                                                                                46                             46
 Mortgage-backed securities                                                                       328                            330
 No set maturity                                                                                   --                             --

 Total                                                                                        $13,478                        $13,503

Investment Securities Held to Maturity:

                                                                                        Amortized                          Estimated
 In thousands                                                                                Cost                         Fair Value
 Due after one year through 5 years                                                       $ 4,859                           $  4,948

 Total                                                                                    $ 4,859                            $ 4,948

         Proceeds from the sale of available-for-sale securities in the nine months ended September 30, 1994, were $5,922,000 which included gross gains of $120,000 and gross losses of $6,000. In the first nine months of 1995, proceeds from sales of available for sale securities were $709,000, including gross gains of $3,000 and gross losses of $3,000. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $25,000 at September 30, 1995; at December 31, 1994, the net unrealized holding loss was $472,000.

NOTE C - ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                                                       Nine Months Ended
                                                                                      September 30, 1995
                                                                                    ----------------------
                          Balance at beginning of period                                           $ 2,750
                          Provision for loan losses                                                     57
                          Loans charged-off                                                           (759)
                          Recoveries                                                                   242
                                                                                    ----------------------
                          Balance at end of period                                                 $ 2,290
                                                                                    ======================


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

         The Company has no obligations to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at September 30, 1995 or December 31, 1994. Nonaccrual and restructured loans are classified as loans in the accompanying Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (in thousands):

                                                                                   September 30,                 December 31,
                                                                                            1995                         1994
-------------------------------------------------------------------------------------------------------------------------------
         Nonaccrual loans                                                                $ 2,547                      $ 3,720
         Other real estate owned                                                           1,288                        3,018
-------------------------------------------------------------------------------------------------------------------------------

         Total nonperforming assets                                                      $ 3,835                      $ 6,738
===============================================================================================================================

         Loans classified as nonaccrual but contractually current                        $ 1,021                      $ 2,083
-------------------------------------------------------------------------------------------------------------------------------

         Restructured loans classified as nonaccrual                                          88                          713
         Restructured loans accruing                                                       1,179                        1,312
-------------------------------------------------------------------------------------------------------------------------------

         Total restructured loans                                                        $ 1,267                      $ 2,025
===============================================================================================================================


There were no loans past due 90 days or more and still accruing at September 30, 1995 or December 31, 1994.

         The following schedule presents a breakdown, by type of property, of other real estate owned (in thousands):

                                                                   September 30, 1995                    December 31, 1994
                                                             -------------------------            -------------------------
           Commercial land                                                    $  546                               $  671
           Residential land                                                      254                                1,416
           Commercial property                                                   567                                1,098
           Residential property, 1-4 family                                      147                                  581
                                                             -------------------------            -------------------------

           Total                                                               1,514                                3,766
             Allowance for losses                                               (226)                                (748)
                                                             -------------------------            -------------------------
           TOTAL FAIR VALUE                                                   $1,288                               $3,018
                                                             =========================            =========================



         Activity in the allowance for losses on other real estate owned for the nine months ended September 30, 1995 is as follows (in thousands):

                                      Beginning balance                                                 748
                                      Provision for OREO losses                                          95
                                      Dispositions, net                                               (617)
                                      Charge-offs net of recoveries                                       0
                                                                                                    -------
                                      Ending balance                                                    226

NOTE E - REGULATORY MATTERS

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

         In accordance with the provisions of FDICIA, Suburban Maryland is classified as well capitalized as of September 30, 1995 and December 31, 1994.


                                                                    September 30, 1995              December 31, 1994
                                                             -------------------------            -------------------
                Tier 1/Average Assets                                            8.76%                          6.18%
                Tier 1/Risk-weighted Assets                                     13.31%                          9.35%
                Total Capital/Risk-Weighted Assets                              14.59%                         10.63%

NOTE F - SALE OF ASSETS

         On May 12, 1995, Suburban Bancshares, Inc. completed the disposition of most of the assets and all of the liabilities of its subsidiary, Suburban Bank of Virginia, N.A. ("Suburban Virginia") to Tysons Financial Corporation and its subsidiary, Tysons National Bank ("Tysons") in McLean, Virginia.

         Assets transferred to Tysons included all cash and cash equivalents, investments, loans (excluding nonperforming and other loans totaling $3.1 million) and interest receivable associated with those loans, and fixed assets in one of Suburban Virginia's two branches. Liabilities assumed by Tysons included all deposit accounts, securities sold under agreements to repurchase, and interest payable associated with those liabilities.

         At closing, Suburban paid Tysons $752,000 in cash, representing (1) the amount by which the liabilities transferred exceeded the assets transferred, less (2) the $1 million premium Tysons had agreed to pay Suburban for the assets acquired.

NOTE G - MERGER OF SUBSIDIARIES

         On August 18, 1995, the remaining assets and liabilities of Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), were merged into Suburban Maryland. Assets of Suburban Virginia on that date were $2,823,000 and capital was $2,756,000.

NOTE H - OTHER EVENTS

         On October 17, 1995, Suburban Bancshares, Inc. announced the termination of negotiations with Financial Institutions Holding Corporation ("FIHC") regarding a merger of the two bank holding companies. After the signing of a letter of intent on August 21, 1995, the parties were unable to reach agreement on the terms of a definitive agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following commentary provides an overview of the financial condition, significant changes in the financial condition, and the results of operations of Suburban Bancshares, Inc. and its subsidiaries ("Bancshares" or the "Company") for the nine months ended September 30, 1995 and 1994. Throughout this review, the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland ("Suburban Maryland") may be referred to as the "Bank". A former subsidiary, Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), was merged into Suburban Maryland on August 18, 1995. This discussion should assist readers in their analysis of the consolidated financial statements and supplemental financial information which appear elsewhere in this report.

OVERVIEW

         Suburban Bancshares, Inc. reported total assets of $105.9 million at September 30, 1995, an $8.3 million, or 7.3%, decrease from $114.2 million at December 31, 1994. The decline was the net result of the sale of most of Suburban Virginia's assets, a decrease of $24 million from December 31, 1994 and asset growth in Suburban Maryland of $16.0 million or 18.9%. Loans decreased from $66.6 million at December 31, 1994 to $63.4 million at September 30, 1995, a $3.2 million, or 4.7%, decline also attributable to the sale of Suburban Virginia's loans offset by growth of $10.7 million, or 21.7%, in Suburban Maryland.

         Average assets fell to $102.7 million for the first nine months of 1995, a $691,000, or 0.7%, decrease from average assets of $103.4 million in the first nine months of 1994. Average loans rose to $64.2 million in the three quarters of 1995, $4.8 million or 8.1% above the $59.4 million in average loans in the same period of 1994.

         The Company reported a profit of $1,163,000 for the nine months ending September 30, 1995, a marked improvement over the $73,000 reported in the same period of 1994. Earnings in the third quarter of 1995 were $224,000, also a significant increase over earnings of $71,000 recorded in the same period in 1994. Increasing loan volume and improving loan quality resulted in significantly higher net interest income, a primary contributor to the profit improvement for both the third quarter and the first nine months of 1995. The year-to-date profits were impacted by sale of assets and the assumption of liabilities of the Virginia subsidiary in May 1995 which resulted in a premium, net of associated costs, of $740,000. This one-time gain in the second quarter was partially offset by a charge of $327,000 to recognize the remainder of compensation expense for options which became exercisable during the period.

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

MERGER OF SUBSIDIARIES

         On August 18, 1995, the assets remaining in Suburban Virginia, a total of $2.8 million, were merged into Suburban Maryland in a pooling of interests transaction. Total capital transferred to Suburban Maryland from the Virginia bank was $2,756,000.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is defined as the difference between income earned on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings, in the form of securities sold under repurchase agreements, represent interest-bearing liabilities. Noninterest bearing checking deposits are another component of funding sources. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

         Net interest income increased $636,000 or 19.0%, to $3,974,000 in the first nine months of 1995 from $3,338,000 in the same period of 1994. This increase was the result of changes in the composition of earning assets and funding sources and higher rates.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1995, the net interest margin was 5.62%, rising 82 basis points from 4.80% in the same period of 1994, a result of the change in the mix of earning assets and higher rates.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. A small increase in average earning assets coupled with a decrease in interest bearing liabilities was one factor in producing higher net interest income in the nine months ending September 30, 1995. Average earning assets rose $1.6 million, or 1.8%, from $92.9 million in 1994 to $94.5 million in 1995; as a percent of average total assets, earning assets increased to 92.0% in the first nine months of 1995, from 89.8% in 1994. Average interest bearing liabilities, on the other hand, decreased $703,000 or 0.9%, reaching $73.5 million in the first nine months of 1995 from $74.2 million in the same period of 1994.

         Changes in the mix of earning assets were key determinants of the change in net interest income in the first nine months of 1995 as compared to the same period in 1994. The mix of funding sources remained fairly stable. During 1995, average loans were 67.9% of average earning assets, rising 4.0 percentage points from 63.9% in 1994; average investment securities and Federal funds sold fell correspondingly, to 32.1% of average earning assets in the first nine months of 1995 from 36.1% in 1994. This increased volume of loans, which earn higher yields than bank investments, resulted in substantially higher interest income.

         Shifts in the interest rate environment impacted the margin significantly. In 1994, interest rates rose throughout the year and continued into early 1995, as the Federal Reserve attempted to keep inflation under control. Rates have remained fairly stable during 1995, with only one relatively small decrease in the prime rate. Loan yields rose 137 basis points on average, from 8.77% in the first nine months of 1994 to 10.14% in 1995, as national prime rates, on which most loans are priced, increased significantly. The yield produced by Federal funds sold and deposits with other banks rose 205 basis points, from 3.83% in the first nine months of 1994 to 5.88% in 1995. As the yields on earning assets rose, the cost of funds followed, though at a slower pace, creating a wider spread between the income earned on assets and the cost to fund those assets. The net interest spread, which is the difference between the earning asset yield and the cost of funds, rose to 5.55% in the first three quarters of 1995 from 4.84% in the same period of 1994.

         Net interest income rose $40,000 or 3.3%, from $1,232,000 in the quarter ending September 30, 1994 to $1,272,000 in the same period of 1995. This improvement is the result of higher market interest rates and a higher percentage of average earning assets in loans, which earn higher yields than other earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
AVERAGE BALANCES AND NET INTEREST EARNING ANALYSIS
(In thousands)


Nine Months ended September 30,                           1995                                               1994

ASSETS                                                                 AVERAGE                                            AVERAGE
                                      AVERAGE                          YIELD             AVERAGE                          YIELD
                                      BALANCE          INTEREST        OR RATE           BALANCE          INTEREST        OR RATE
------------------------------------------------------------------------------------------------------------------------------------
Interest-Earning assets:
 Loans                                $  64,187             $4,870        10.14%         $  59,385            $ 3,894         8.77%
 Investment securities                   20,952                949         6.06%            17,702                703         5.31%
 Fed funds sold & other deposits          9,390                413         5.88%            15,807                453         3.83%
                                     ----------        -----------     ---------        ----------           --------      --------
Total interest earning assets            94,529              6,232         8.81%            92,894              5,050         7.27%

Non-Interest Earning assets:
 Cash and due from banks                  6,133                                              6,706
 Bank property and equipment              1,041                                              1,231
 Other assets                             3,395                                              5,164
 Less: Allowance for loan losses         (2,372)                                            (2,578)
                                     ----------                                         ----------
Total non-interest earning
  assets                                  8,197                                             10,523
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                           $102,726                                           $103,417
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
 Checking, money market &
   savings                             $ 49,774              1,301         3.49%          $ 50,475             $  950         2.52%
 Time deposits                           23,336                944         5.41%            23,044                747         4.33%
 Other borrowings                           348                 13         4.99%               642                 15         3.12%
                                     ----------        -----------     ---------        ----------           --------      --------
Total interest-bearing
liabilities:                             73,458              2,258         4.11%            74,161              1,712         3.09%

Non-interest bearing
 liabilities:

Non-interest bearing deposits            19,055                                             20,133
                                     ----------        -----------     ---------        ----------           --------      --------

Total funding sources                    92,513              2,258         3.26%            94,294              1,712         2.43%

Other liabilities                           545                                                767
                                     ----------                                         ----------

TOTAL LIABILITIES                        93,058                                             95,061

Shareholders' Equity                      9,668                                              8,356
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $102,726                                           $103,417
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                         $3,974                                            $ 3,338

Net interest spread                                                        5.55%                                               4.84%

Net interest income as a % of
 average earning assets                                                    5.62%                                               4.80%

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

         The provision for loan losses for the first nine months of 1995 was $57,000, a decrease from the provision of $145,000 set aside for the same period of 1994. The lower provision is the result of an improved general economy and steadily improving loan quality. Nonaccruing loans fell $1.4 million, or 35.8%, to $2.5 million at September 30, 1995 from $3.9 million at September 30, 1994. As the quality of the loan portfolio improved, the reserve requirement abated and, therefore, the addition to the reserves through the provision was reduced.

NONINTEREST INCOME

         Noninterest income increased $789,000, or 101.4%, in the first nine months of 1995 to $1,567,000 from $778,000 in the same period of 1994. A significant portion of the increase is the $1,000,000 premium paid for the Virginia assets and a net gain on the sale of other real estate owned of $85,000 during the first three quarters of 1995. In the same period of 1994, gains of $114,000 and $129,000, respectively, were realized from the sale of available for sale securities and from the sale of loans in the secondary market, neither of which recurred in 1995. Fee income declined $42,000 as the earnings credit for deposit accounts increased, offsetting a larger amount of service charges.

         In the third quarter, noninterest income fell $16,000 from $179,000 in 1994 to $163,000 in 1995, the result of the premium recognized on the sale of loans in 1994, which did not recur in 1995.

NONINTEREST EXPENSES

         Noninterest expenses increased in the first nine months of 1995 as compared to the same period of 1994, from $3,898,000 to $4,317,000, an increase of $419,000 or 10.7%. Salaries and benefits increased $381,000 or 21.9%, the result of merit increases in 1995 and a $327,000 charge to compensation expense as stock options became exercisable in the second quarter. Other expenses rose $148,000, or 9.8%, when comparing the first nine months of 1995 to 1994, primarily due to the costs associated with the sale of the Virginia bank's assets and the closing of the McLean, Virginia office.

         Noninterest expenses were $140,000, or 10.6%, lower in the third quarter of 1995 compared to the same period in 1994, the result of cost savings after the sale of Suburban Virginia and general cost controls.

ASSET QUALITY

NONPERFORMING ASSETS

         Nonperforming assets are loans on nonaccrual status and real estate acquired through foreclosure or deed in lieu of foreclosure. Troubled debt restructurings are loans which contain concessions as to rate or term, or both.

         At September 30, 1995, nonperforming assets were $3.8 million, a substantial decrease of $2.9 million or 43.1%, from $6.7 million at December 31, 1994. Nonaccrual loans were $2.5 million and $3.7 million at September 30, 1995 and December 31, 1994, respectively. Of the amount on nonaccrual status on those dates, approximately $1.0 million and $2.1 million, respectively, were not contractually past due as to principal or interest. Other real estate owned decreased $1.7 million, or 57.3%, from sales of properties in the first nine months of 1995 to $1.3 million from $3.0 million at December 31, 1994.

         Troubled debt restructurings were $1.3 million at September 30, 1995, and $2.0 million at December 31, 1994, a decrease of approximately $758,000, or 37.4%, the result of principal paydowns.

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

         The allowance at September 30, 1995 was $2,290,000, a decrease of $460,000 from $2,750,000 at December 31, 1994. Activity in the allowance for loan losses for the first nine months of 1995 included a provision of $57,000, charge-offs of $759,000 and recoveries of $242,000. As a percentage of total loans, the allowance was 3.6% and 4.1% at September 30, 1995 and December 31, 1994, respectively.

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

         In the first three quarters of 1995, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined. As a percentage of total average earning assets, loans were 67.9% for the first nine months of 1995 and 63.9% in the same period of 1994, while marketable securities and overnight investments were 32.1% and 36.1%, respectively. This shift in the mix of earning assets to a lower percentage of readily marketable assets has reduced the Company's overall liquidity slightly on average.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 74.4% in the first three quarters of 1995 and 74.9% in 1994. Time deposits under $100,000, which are also considered to be stable funding sources, were 22.0% of funding sources in the first nine of 1995 and 20.3% in 1994. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have decreased as a percentage of average total funding sources from 3.7% in the first three quarters of 1994 to 3.6% in 1995.

         Other sources of liquidity and cash flow in the first nine months of 1994 were from the sales of available for sale securities which generated proceeds of $5.9 million and the sales of SBA loans in the secondary market, generating cash inflow of $4.7 million. The proceeds from these sales were reinvested in similar liquid instruments. In the first nine months of 1995, no loans were sold in the secondary market and securities sold generated only $709,000; however, sales of properties obtained through foreclosure generated cash of $1.7 million during the period.

         Further, $6 million of reverse repurchase lines of credit are currently maintained by the Bank as an additional source of short-term liquidity. All of the Bank's correspondents meet regulatory capital requirements for adequately or well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Banks have not needed to utilize these backup lines, as internally generated liquidity has provided sufficient resources.

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $2,059,000, or 24.0%, from $8,587,000 at December 31, 1994 to $10,646,000 at September 30, 1995. The increase was a combination of earnings of $1,163,000 for the nine months, improvement in the estimated fair value of the available for sale securities of $497,000, increases in paid-in capital from the stock options, and the exercise of 37,000 warrants.


         One measure of capital adequacy is the ratio of regulatory capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off- balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting ranging from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Company's bank subsidiary and will apply to

Bancshares at such time as its total assets reach $150 million. At September 30, 1995, Suburban Maryland reported at Tier 1 risk-based capital ratio of 13.31% and a ratio of 14.59% based on total capital.

         Other capital adequacy measures are the leverage capital ratio and the tangible equity ratio. These ratios are calculated by dividing average total assets for the most recent quarter into core capital (Tier 1) for the leverage ratio or into tangible capital (core capital less goodwill) for the tangible equity ratio. The Bank's core capital and tangible capital are the same. The regulatory minimum for these ratios is 3%, with most banks required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1995, the Tier 1 and tangible capital ratios for Suburban Maryland were 8.76%.

         A combination of the leverage ratio and the risk-based capital ratio is used to categorize banks as well-capitalized, adequately-capitalized, or under-capitalized financial institutions under the guidelines of FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive. To be considered "adequately capitalized", an institution must generally have a leverage ratio of at least 4% and a total risk-based capital ratio of at least 8%. At September 30, 1995, Suburban Maryland was categorized as "well capitalized".

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

SUBSEQUENT EVENTS

         On October 17, 1995, Suburban Bancshares, Inc. announced the termination of negotiations between Bancshares and Financial Institutions Holding Corporation ("FIHC"), regarding a merger of the two bank holding companies. Bancshares and FIHC had earlier announced the signing of a letter of intent providing for a merger of FIHC with and into Bancshares. The parties were unable to reach agreement on the terms of a definitive contract.

PART II.    OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a) The following documents are filed as part of this report.

                          Exhibit #        Description

                             11.0 Computation of per share earnings

                             27.0 Financial Data Schedule

                 (b) No reports on Form 8K were filed in the quarter ended September 30, 1995.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUBURBAN BANCSHARES, INC.
                                        (Registrant)


Date: November 13, 1995           William R. Johnson
     ------------------           ------------------------------
                                  William R. Johnson
                                  President and Chief Operating Officer





Date: November 13,1995            Sibyl S. Malatras
     -----------------            ------------------------------
                                  Sibyl S. Malatras
                                  Senior Vice President and Treasurer
                                  (Principal Financial Officer)