Form 10-K
period 1995-12-31
SUBURBAN BANCSHARES INC
filed 1996-03-26
CIK 768177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1995
                          -----------------------------------------------------


Commission File Number    0-16595
                          -----------------------------------------------------


                          SUBURBAN BANCSHARES, INC.
-------------------------------------------------------------------------------
          (Exact name of registrant's as specified in its charter)

               Delaware                                        54-1319411
-------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

7505 Greenway Center Drive      Greenbelt, Maryland              20770
-------------------------------------------------------------------------------
  (Address of principal                                       (Zip Code)
    executive office)

                                (301) 474-6694
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
                (Former address if changed since last report)


                   Common Stock, Par Value $0.01 per share
-------------------------------------------------------------------------------
                               (Title of Class)

Name of each Exchange on which registered:        N/A
                                          -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates on March 1, 1996, based on the average of the closing bid and asked prices of
such stock on that date:   Approximately $18,480,180
                         -----------------------------

Common Stock   $0.01 Par Value                     Outstanding at March 1, 1996
------------------------------                     ----------------------------
          (class)                                           10,951,218

                      Documents Incorporated by Reference

Portions of the Corporation's 1995 Annual Report to Shareholders are incorporated by reference in Part II to the extent provided in Items 5, 6, 7 and 8 hereof.

Portions of the Corporation's definitive proxy statement relating to the 1996 annual meeting of shareholders are incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.


                                     PART I

ITEM 1.  Business

GENERAL

         SUBURBAN BANCSHARES, INC. (the "Company" or "Bancshares"), which is headquartered in Greenbelt, Maryland, was formed under the general corporation laws of the State of Delaware in 1985 and is registered as a bank holding company. The Company formed two national banking associations in Northern
Virginia: Bank 2000, N.A. and BankStar, N.A., which were merged into a single bank in March 1991 under the name of Suburban Bank of Virginia, N.A. ("Suburban Virginia"). In April 1990, the Company acquired Jefferson Bank and Trust Company, a state-chartered bank with four offices that had been serving the Maryland suburbs of Washington, D.C. for more than ten years. In March 1991, Jefferson's name was changed to Suburban Bank of Maryland ("Suburban Maryland").

         On February 19, 1993, the Company entered into an Agreement and Plan of Reorganization and Recapitalization (the "Plan") with Winfield M. Kelly, Jr., which provided for a restructure of the Company's Board of Directors and management, a centralization of operational functions, and the commencement of a public offering to raise between $4 and $7 million in new capital. In connection with the implementation of the Plan, Mr. Kelly was elected Chairman of the Board of Directors of the Company and each of the Banks, and the Company's Board of Directors was restructured. William R. Johnson, President and Chief Executive Officer of Suburban Maryland, was named President and Chief Operating Officer of the Company and President and Chief Executive Officer of Suburban Virginia. All operational and management functions of the Banks were centralized, enhancing efficiency throughout the organization.

         On July 14, 1993, the Company commenced a public offering of up to 7 million shares of common stock. The offering was successfully concluded on September 27, 1993, with the sale of 5,756,294 shares with total proceeds to the Company totaling $5,613,237. Transferable warrants to purchase an additional 2,014,705 shares of common stock accompanied the new shares. These warrants were exercisable at $1 per share during two windows in 1994 and two windows in 1995, in which an aggregate of 1,949,849 shares, or 97% of the shares underlying the outstanding warrants, were issued.

         On May 12, 1995, the Company completed the disposition of most of the assets and all of the deposit liabilities of Suburban Virginia to Tysons Financial Corporation and its subsidiary, Tysons National Bank ("Tysons") in McLean, Virginia. Assets transferred to Tysons included all cash and cash equivalents, investments, loans (excluding nonperforming and other loans totaling $3.1 million) and interest receivable associated with those loans, and fixed assets in one of Suburban Virginia's two branches. Liabilities assumed by Tysons included all deposit accounts, securities sold under agreements to repurchase and interest payable associated with those liabilities. At closing, the Company paid Tysons $754,000 in cash, representing (1) the amount by which the liabilities transferred exceeded the assets transferred, less (2) the $1 million premium Tysons had agreed to pay the Company for the assets acquired.

         On August 18, 1995, the remaining assets and liabilities of Suburban Virginia were merged into Suburban Maryland (the "Bank") in a pooling of interests transaction. Assets of Suburban Virginia on that date were $2,823,000 and capital was $2,756,000.

         Currently the Company has a total of five offices located in the Maryland suburbs of Washington, D.C. in the communities of Greenbelt, Capitol Heights, Clinton, Oxon Hill and Rockville. The counties of Prince George's and Montgomery are the Company's primary markets, but also served are the surrounding counties in Maryland and the District of Columbia.

         The Bank provides a variety of general commercial and retail banking services, which include lending, depositary, and related financial services to business and professional customers, as well as retail customers, on a personalized basis. The primary focus of the Bank is toward the small businesses and professionals and their employees in their market service areas, providing such services as SBA (Small Business Administration) loans, commercial loans, asset-based lending, commercial and residential real estate loans, and consumer-type loans such as home equity, vehicle, home improvement and personal loans. The Bank also offers ATM access, credit cards and other financial services.

         The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Company are not materially affected by seasonal changes or by Federal, state or a local environmental laws or regulations.

COMPETITION

         The Bank operates in a highly competitive environment in which it must share its market with large regional banks as well as institutions not subject to the regulatory restrictions of banks and bank holding companies, such as money market and other mutual funds. The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the mega-banks operating in this region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.

         The principal competitive factors among the Company's competitors can be classified into two categories: pricing and services. Interest rates on deposits, especially time deposits, and interest rates and fees charged to customers on loans are very competitive. From a service perspective, financial institutions compete against each other in convenience of location, types of services, service costs and banking hours. The Company is generally competitive with institutions in its primary service areas with respect to interest rates paid on deposit accounts, charges for services provided, and interest rates and fees charged on loans.

EMPLOYEES

         As of March 1, 1996, the Company employed 58 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be satisfactory.

SUPERVISION AND REGULATION

OVERVIEW

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

         Suburban Maryland is a Maryland state-chartered non-member bank and is subject primarily to regulation and examination by the Bank Commissioner of the State of Maryland (the "Commissioner") and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures Suburban Maryland's deposits to the maximum extent permitted by law.

BANK HOLDING COMPANY REGULATIONS

         As a bank holding company, the Company can engage in banking-related activities as permitted by the Federal Reserve Board, directly or through newly-formed subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities. However, except for activities related to its operation as the holding company of the Bank, the Company does not anticipate engag ing in any other banking-related activity in the foreseeable future.

CAPITAL RESOURCES

         The FRB and the FDIC have adopted capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing applications to the FRB under the Bank Holding Company Act.

         One measure of capital adequacy is the risk-based capital ratio, or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and Tier 2 capital consists of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting ranging from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and will apply to Bancshares at such time as its total assets reach $150 million. At December 31, 1995, Suburban Maryland reported a Tier 1 risk-based capital ratio of 13.07% and a ratio of 14.33% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum for this ratio is 3%, with most banks required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At December 31, 1995, the leverage capital ratio for Suburban Maryland was 8.72%.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

         Regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became effective on December 19, 1992. FDICIA required the regulators to stratify institutions into five quality tiers based upon their respective capital strengths and to increase progressively the degree of regulation over the weaker ones, limited the pass-through deposit insurance treatment of certain types of accounts, adopted a "Truth in Savings" program, called for the adoption of risk-based premiums on deposit insurance and required banks to observe insider credit underwriting procedures no less strict than those applied to comparable non-insider transactions.

         Under the guidelines of FDICIA, a financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive.
On December 3,1 1995, Suburban Maryland was considered a "well capitalized" financial institution.

         The Bank's capital ratios at December 31, 1995 and 1994 are shown below. The 1994 capital ratios have been restated to reflect the merger of Suburban Maryland and Suburban Virginia.


----------------------------------------------------------------
                                            1995        1994
----------------------------------------------------------------
 Tier I/Leverage Ratio                       8.72%      6.18%
----------------------------------------------------------------
 Tier I/Risk-Weighted Assets                13.07%      9.35%
----------------------------------------------------------------
 Total Capital/Risk-Weighted Assets         14.33%     10.63%
----------------------------------------------------------------

                            STATISTICAL INFORMATION

         The following tables present statistical information relating to Suburban Bancshares, Inc. and its subsidiaries on a consolidated basis.

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The table presented below shows average balances, net interest income and net interest margin:

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (in thousands)

 Years ended December 31,                  1995                           1994                         1993

 Assets                                   Average  Interest  Average     Average  Interest  Average   Average  Interest   Average
                                          Balance            Yield or    Balance            Yield or  Balance             Yield or
                                                             Rate                           Rate                          Rate
 Interest-earning assets:
  Loans                                   $64,616    $6,525    10.10%    $60,577   $5,511     9.10%   $62,244    $5,476     8.80%
  Investment securities                    20,235     1,229     6.07%     19,155    1,043     5.45%     9,831       607     6.17%
  Fed funds sold & other deposits          10,377       604     5.82%     14,932      602     4.03%    16,351       492     3.01%

 Total interest-earning assets             95,228     8,358     8.78%     94,664    7,156     7.56%    88,426     6,575     7.44%

 Noninterest-earning assets:
  Cash and due from banks                   6,322                          6,716                        6,437
  Bank property and equipment               1,045                          1,220                        1,385
  Other assets                              3,124                          5,102                        6,204
  Less: Allowance for loan losses         (2,342)                        (2,565)                      (2,841)

 Total noninterest-earning assets           8,149                         10,473                       11,185

 TOTAL ASSETS                            $103,377                       $105,137                      $99,611

 Liabilities and shareholders' equity

  Interest-bearing liabilities:
  Checking, money market & savings        $50,455    $1,816     3.60%    $50,687   $1,300     2.56%   $47,038    $1,205     2.56%
  Time deposits                            23,416     1,290     5.51%     23,713    1,056     4.45%    25,369     1,143     4.51%
  Other borrowings                            261        13     4.83%        605       21     3.45%     1,294        37     2.86%

 Total interest-bearing liabilities        74,132     3,119     4.21%     75,005    2,377     3.17%    73,701     2,385     3.24%

 Noninterest-bearing liabilities:
  Noninterest-bearing deposits             18,612                         20,635                       19,084

 Total funding sources                     92,744     3,119     3.36%     95,640    2,377     2.49%    92,785     2,385     2.57%
 Other liabilities                            553                            763                          934

 Total liabilities                         93,297                         96,403                       93,719

 Shareholders' equity                      10,080                          8,734                        5,892

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $103,377                       $105,137                      $99,611

 Net interest income                                 $5,239                        $4,779                        $4,190

 Net interest spread                                            5.42%                         5.07%                         4.87%

 Net interest margin                                            5.50%                         5.05%                         4.74%

Basis of preparation:   Amounts are in thousands; balances are presented as
annualized daily averages; nonaccrual loans are included in the loan category as earning assets.

         The following table presents the dollar amount of change in interest income and expense and the corresponding amounts attributable to changes in rate and to changes in volume:

NET INTEREST INCOME ANALYSIS

                                                            1995 OVER 1994                               1994 OVER 1993
                                             ---------------------------------------------------------------------------------------
 (in thousands)                                 INCREASE              CHANGE DUE TO             INCREASE             CHANGE DUE TO
                                                                --------------------------                     ---------------------
                                               (DECREASE)          RATE         VOLUME        (DECREASE)        RATE        VOLUME
                                             ---------------------------------------------------------------------------------------
 Interest-Earning Assets:

    Loans                                            1,014            631          383               35          184         (149)

    Taxable investment securities                      186            125           61              436          (79)         515

    Money market investments                             2            219         (217)             110          156          (46)
                                           ---------------------------------------------------------------------------------------

 Total Interest-Earning Assets                       1,202            975          227              581          261          320

 Interest-Bearing Liabilities:

    Checking, savings & money markets                  516            522           (6)              95            2           93

    Time deposits                                      234            247          (13)             (87)         (13)         (74)

    Fed funds purchased/repurchase
      agreements                                       (8)              6          (14)             (16)           6          (22)

 Total Interest-Bearing Liabilities                    742            775          (33)              (8)          (5)          (3)


                                           =======================================================================================
 NET INTEREST INCOME                                   460            200          260              589          266          323
                                           =======================================================================================



NOTE: The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

INTEREST RATE SENSITIVITY AND RISK MANAGEMENT

         Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. The Bank's Asset/Liability Management Committee manages the interest rate sensitivity position of the Bank in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that are consistent with the Bank's liquidity, growth and capital adequacy goals. The Bank's policies are to maximize net interest margins during periods of volatile, as well as stable, interest rates, to attain earnings growth and to maintain sufficient liquidity to satisfy depositors' requirements and meet credit needs of customers in light of local competitive factors. The Bank's policies reflect a goal of maintaining a relatively neutral position to limit the volatility in interest income resulting from rate fluctuations.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1995. The table shows the Company's interest sensitivity gap (i.e., interest-earning assets less interest-bearing liabilities maturing within the same time frame), and the cumulative interest sensitivity gap ratio (i.e., cumulative interest sensitivity gap as a percentage of total assets). The Company's cumulative gap ratios at December 31, 1995 were negative up to one (1) year. A negative interest sensitivity gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of falling interest rates, a short-term negative interest sensitivity gap position would generally increase earnings, and during periods of rising interest rates, a short-term negative interest sensitivity gap position would generally decrease earnings.

         Because the table below shows a static position at a single point in time, it is limited in quantifying the total impact of rate changes on the margin and it may not be indicative of the Company's position over time.
Market rate changes do not affect all earning assets and interest bearing liabilities equally or simultaneously. It is, therefore, important to consider these points along with the analysis.

Interest Rate Sensitivity Analysis

                                                                    BALANCES SUBJECT TO RATE CHANGE
                                                                           December 31, 1995

                                                                  greater than     greater than   greater
                                                      3 mos.         3 mos.         6 mos. to 1    than
 (in thousands)                                      or less        to 6 mos.           yr.        1 yr.        Total
                                               --------------------------------------------------------------------------
 RATE SENSITIVE ASSETS (RSA)
 ---------------------
 Fixed Rate Loans                                     5,373            2,300           2,617       13,052       23,342
 Adjustable Rate Loans                               31,210            2,519           5,552        2,206       41,487
                                                    --------         --------        --------     --------     --------

      Total Loans (1)                               $36,583          $ 4,819         $ 8,169      $15,258      $64,829

 Federal Funds Sold & Deposits with Other Banks      18,710               --              --           --       18,710


 Fixed Rate Investments                               1,005            2,005           3,654       11,048       17,712
 Adjustable Rate Investments                            355               --              --           --          355
                                                    --------        ---------      ----------  -----------    ---------

      Total Investments                             $ 1,360          $ 2,005         $ 3,654      $11,048      $18,067
                                                    --------         --------        --------     --------     --------
 Total Rate Sensitive Assets                        $56,653          $ 6,824         $11,823     $ 26,306     $101,606
 Cumulative RSA                                     $56,653          $63,477         $75,300     $101,606

 RATE SENSITIVE LIABILITIES (RSL)
 --------------------------

 Interest Bearing Deposits                          $69,387          $ 3,776         $ 3,680      $ 7,246     $ 84,089

 Securities Sold Under Agreements to                     --               --              --           --           --
 Repurchase
                                                     ------          -------        --------     --------     --------

 Total Rate Sensitive Liabilities                   $69,387          $ 3,776         $ 3,680      $ 7,246      $84,089
 Cumulative RSL                                     $69,387          $73,163         $76,843      $84,089

 GAP $                                             $(12,734)         $ 3,048         $ 8,143      $19,060
 Cumulative GAP $                                  $(12,734)         $(9,686)        $(1,543)     $17,517
 Cumulative GAP (RSA/RSL)                              0.82             0.87            0.98         1.21

 GAP as % of Total Assets                            -11.03%           -8.39%          -1.34%       15.18%

(1) Includes loans held for sale of $3,292 and excludes nonaccrual loans of $1,592.

         The following table presents the contractual maturity distribution and interest-rate sensitivity of the Company's commercial and real estate loans at December 31, 1995 (in thousands). The Company's experience indicates that certain loans, on an individual basis, will be renewed, rescheduled or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                                                                        REMAINING MATURITIES
                                               ----------------------------------------------------------------------
                                                 1 YEAR OR LESS    1 TO 5 YEARS    DUE AFTER 5 YEARS        TOTALS
                                               ----------------------------------------------------------------------
 CONSTRUCTION                                         2,652            1,350                 459             4,461
 REAL ESTATE                                          6,904           12,290              12,904            32,098
 COMMERCIAL                                           9,871            7,713               2,446            20,030
                                               ----------------------------------------------------------------------
 TOTAL                                               19,427           21,353              15,809            56,589
                                               ======================================================================

 INTEREST RATE SENSITIVITY

 VARIABLE RATE                                       13,107           12,862              12,402            38,371
 FIXED RATE                                           6,320            8,491               3,407            18,218
                                               ----------------------------------------------------------------------
 TOTAL                                               19,427           21,353              15,809            56,589
                                               ======================================================================


II.      INVESTMENT PORTFOLIO

         The following table shows the book value of the investment portfolio of the Company by category at December 31 (dollars in thousands):

                                              1995       1994       1993
                                              ----       ----       ----
 U.S. Treasury                                $9,638    $14,705      $7,381
 Federal Agencies                              7,079      7,722       2,164
 Mortgage-back obligations                       311        366       2,358
 Collateralized mortgage obligations              44         53         203
 Other                                           995      1,227         958
                                            ---------  ---------   ---------
 TOTAL                                       $18,067    $24,073     $13,064
                                            =========  =========   =========

         See NOTE D to the Consolidated Financial Statements for a breakdown by classification as to available for sale and held to maturity.

         The table presented below sets forth by type and maturity the Company's investment securities as of December 31, 1995 (dollars in thousands):

   Maturity - estimated fair value         U.S.       Federal     MBO's       CMO's      Other     Total     Yield
                                        Treasuries   Agencies
-------------------------------------  ------------ ----------   --------    --------   --------  --------  --------
 1 Year or less                              4,100       1,966          0          0        597     6,663     5.75%
 > 1 to 5 Years                              5,538       5,113          0          0        398    11,049     6.45%
 > 5 to 10 Years                                 0           0        140          0          0       140     8.50%
 Over 10 Years                                   0           0        171         44          0       215     7.02%
                                       ------------ ----------   --------    --------   --------  --------  --------
 Total estimated fair value                  9,638       7,079        311         44        995    18,067     6.21%
                                       ============ ==========   ========    ========   ========  ========  ========

 Yield                                       6.06%       6.50%      7.73%       6.70      5.20%     6.21%
 Weighted Average Maturity in Years           1.32        1.87      12.82      21.82       1.63      1.80

III.     LOAN PORTFOLIO

         The following table presents the major categories of the Company's loan portfolio at December 31 (in thousands):

                                             1995          1994          1993
                                         -----------   -----------   -----------
 Construction                             $  4,461       $  1,353     $   1,663
 Real Estate                                32,098         40,327        34,832
 Commercial                                 20,030         17,246        16,355
 Individual                                  4,622          5,349         3,382
 Other                                       1,811            250           916
                                         -----------   -----------   -----------

                                           $63,022        $64,525       $57,148
 Less: Allowance for loan losses            (1,467)        (2,750)       (2,486)
                                         -----------   -----------   -----------
 Total loans, net                          $61,555        $61,775       $54,662
                                         ===========   ===========   ===========


Nonperforming Assets

         Nonperforming assets consist of loans on which interest is no longer accrued, real estate acquired through foreclosure or insubstance foreclosure, and real estate on which deeds in lieu of foreclosure have been accepted. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty.

         Generally, the accrual of interest on a loan is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and in the process of collection. Loans may be placed on nonaccrual status when past due less than 90 days if collection becomes uncertain based upon an evaluation of the fair value of the collateral and the financial strength of borrower. When a loan is placed on nonaccrual status, interest income in the current period is reduced by the amount of any accrued and uncollected interest. Subsequent payments of interest are applied as a reduction of principal when concern exists as to the ultimate collection of principal, otherwise such payments are recognized as interest income. Loans are removed from nonaccrual status when they have demonstrated a period of performance and when concern no longer exists as to the collectibility of principal or interest.

         Foreclosed real estate is recorded at the lower of cost or fair value at acquisition date. Subsequent to acquisition, foreclosed real estate is carried at lower of cost or fair value less estimated selling costs, based upon periodic evaluation by management. Costs relating to property improvements are capitalized to the extent that they are recoverable, and costs relating to holding property are expensed when incurred. Gains or losses on the sale of foreclosed real estate are recognized upon disposition of the property.

         The Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at December 31, 1995, 1994, or 1993. Nonaccrual and restructured loans are classified as loans in the accompanying schedules and the Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (dollars in thousands):

 December 31,                                                    1995           1994         1993
-----------------------------------------------------------------------------------------------------
 Nonaccrual loans                                                $1,592        $3,720       $3,113
 Foreclosed real estate                                           1,152         3,018        3,607
                                                                  -----         -----        -----

 Total nonperforming assets                                      $2,744        $6,738       $6,720
-----------------------------------------------------------------------------------------------------

 Loans classified as nonaccrual but contractually current          $105        $2,083       $1,614
-----------------------------------------------------------------------------------------------------
 Restructured loans classified as nonaccrual                         88           713          760
 Restructured loans accruing                                      1,173         1,312        1,970
                                                                  -----         -----        -----

 Total restructured loans                                        $1,261        $2,025       $2,730
-----------------------------------------------------------------------------------------------------

There were no loans past due 90 days or more and still accruing at December 31, 1995, 1994 or 1993.

         The gross interest income that would have been received during the year ended December 31, 1995 on nonaccrual and accruing restructured loans had such loans been current in accordance with their original terms throughout the year was approximately $421,000 and $136,000, respectively. Recorded interest income was approximately $100,700 on troubled debt restructurings. No interest income was recorded on loans classified as nonaccrual in 1995.

         The following schedule presents a breakdown by type of property of foreclosed real estate (in thousands):


---------------------------------------------------------------------------------------------
 Years ended December 31,                 1995                 1994                1993
---------------------------------------------------------------------------------------------
 Commercial land                          $    546             $   671             $   993
 Residential land                              254               1,416               1,416
 Commercial property                           567               1,098               1,003
 1-4 family residential                        147                 581               1,042
---------------------------------------------------------------------------------------------
 Total                                       1,514               3,766               4,454
   Allowance for losses                       (362)               (748)               (847)
---------------------------------------------------------------------------------------------

 Total estimated fair value               $  1,152             $ 3,018             $ 3,607
=============================================================================================

         Activity in the allowance for losses on foreclosed real estate is as follows:


-----------------------------------------------------------------------------------
                                            1995           1994            1993
-----------------------------------------------------------------------------------
 Balance at beginning of year              $  748          $ 847            $ 896
 Provision for losses                         231            264               74
 Dispositions, net                           (597)           (41)            (123)
 Charge-offs, net of recoveries               (20)          (322)               0
-----------------------------------------------------------------------------------
 Balance at end of year                    $  362          $ 748            $ 847
-----------------------------------------------------------------------------------

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         The allowance for loan losses is an estimate of uncollectible loans and reduces the gross amount of loans outstanding. Each loan deemed to involve significant risk of loss is considered individually to determine the possible amount of such loss and the remaining loans are evaluated in the aggregate.

         The allowance for loan losses is increased through charges to operations in the form of a provision for loan losses and is reduced by reversals of previous years' provisions. Charge-offs are made against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance is maintained at a level that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

         Management believes that the allowances for losses on loans and foreclosed real estate are adequate given current circumstances and conditions. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions.

         The following table shows activity affecting the allowance for possible loan losses for the periods indicated (dollars in thousands):

 December 31,                                  1995        1994         1993
                                               ----        ----         ----
 Balance at beginning of period                $2,750      $2,486      $3,132
 Provision (recovery) for loan losses           (260)          39       1,133
 Loans charged off:
    Construction                                    0           0           0
    Real Estate                                   657         152         141
    Commercial                                    639         200       1,858
    Individual                                     44          60          87
    Other                                           0           0           4
                                              -------      ------     -------
 Total loans charged off                       $1,340        $412      $2,090
 Recoveries
    Construction                                    0           0           0
    Real Estate                                    38          25          19
    Commercial                                    243         497         188
    Individual                                     36         115         104
    Other                                           0           0           0
                                                -----      ------       -----
 Total recoveries                                $317        $637        $311

 Total allowance at end of period              $1,467      $2,750      $2,486
                                              ========    ========    ========

 Net loans charged off as a % of
 average loans outstanding                      1.58%      -0.37%       2.86%
                                              ========    ========    ========

         The following is a breakdown of the allowance for loan losses by loan category (dollars in thousands). This breakdown represents management's best judgment as to the allocation of the allowance based on the risk characteristics associated with each category of loans.

The allowance is allocated to specific categories of loans for analysis purposes only.

                            12/31/95                     12/31/94                      12/31/93

                    Allowance    Distribution    Allowance     Distribution    Allowance      Distribution
                    Allocation     of Loans      Allocation      of Loans      Allocation       of Loans
                  ==========================================================================================
 Construction            $   62          7.08%        $   20           2.09%        $   45           2.91%
 Real Estate                884         50.93%         1,702          62.50%         1,264          60.95%
 Commercial                 432         31.78%           861          26.73%         1,075          28.62%
 Individual                  64          7.34%           160           8.29%            79           5.92%
 Other                       25          2.87%             7           0.39%            23           1.60%
                  ------------------------------------------------------------------------------------------
                         $1,467        100.00%        $2,750         100.00%        $2,486         100.00%
                  ==========================================================================================


V.       DEPOSITS

         The following table provides a breakdown by category of deposits of the Company on a daily average basis at the dates indicated (dollars in thousands):

Year ending December 31,                           1995                         1994                      1993
                                        ----------------------------------------------------------------------------------
                                           Average        Average       Average       Average      Average      Average
                                           Amount          Rate         Amount         Rate         Amount        Rate
                                        ----------------------------------------------------------------------------------
Demand deposits                              $18,612        0.00%        $20,635        0.00%      $19,084        0.00%

Money market, savings, and interest
checking                                      50,455        3.60%         50,687        2.56%       47,038        2.56%

Time deposits                                 23,416        5.51%         23,713        4.45%       25,369        4.51%
                                        -------------                ------------               -----------
TOTAL DEPOSITS                               $92,483                     $95,035                   $91,491
                                        =============                ============               ===========


         Maturities of certificates of deposit and other time deposits greater than $100,000 outstanding at December 31, 1995 are presented below (dollars in thousands):

                                   Certificates of Deposit            Other Time Deposits
                                  --------------------------       --------------------------
 Three months or less                                $1,446                             $103
 Over 3 through 6 months                                325                                0
 Over 6 through 12 months                               875                                0
 Over 12 months                                         570                              702
                                  --------------------------       --------------------------
 TOTAL                                               $3,216                             $805
                                  ==========================       ==========================

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity, and certain other ratios for the periods indicated follow:

 Year ended December 31,                          1995                1994                 1993
                                          --------------------------------------------------------------
 Return on Average Assets                         1.49%                0.21%              (1.40)%

 Return on Average Equity                        15.29%                2.51%             (23.63)%

 Average Equity to Average Assets                 9.75%                8.31%               5.92%

 Dividend Payout Ratio                              -                    -                    -

VII.     SHORT-TERM BORROWINGS

         The table below shows balances and rates paid on short-term borrowings:

                                                                    1995                  1994                   1993

 (in thousands)                                             Amount      Rate       Amount       Rate      Amount      Rate
==============================================================================================================================
 At year end:
    Securities sold under repurchase agreements              $  -           -       $ 691       4.86%     $  512      2.43%
------------------------------------------------------------------------------------------------------------------------------
 Average for the year:
    Securities sold under repurchase agreements              $261       4.83%        $605       3.45%     $1,169      2.38%
    Federal funds purchased                                     -           -           -           -          2      3.18%
    Other borrowings                                            -           -           -           -        123     10.00%
                                                              ---       -----         ---      ------      -----     ------
 Total                                                       $261       4.83%        $605       3.45%     $1,294      3.10%
------------------------------------------------------------------------------------------------------------------------------

 Maximum month-end balance:
    Securities sold under repurchase agreements            $1,321                  $1,221                 $2,038
    Other borrowings                                            -                       -                    233
                                                            -----                   -----                  -----
 Total                                                     $1,321                  $1,221                 $2,271
==============================================================================================================================

ITEM 2.  Properties

         Suburban Maryland owns and occupies a one-story building located in Capitol Heights, Maryland and occupies leased office and banking space in its other four Maryland locations (Greenbelt, Oxon Hill, Clinton and Rockville). The Greenbelt lease had a five-year initial term which expired May 31, 1991, and is currently in the first of three five-year renewal option terms. The Oxon Hill lease also had a five-year initial term which expired June 30, 1992, at which time the first of three five-year renewal options was exercised (see "Item 13. Certain Relationships and Related Transactions"). The Rockville lease is currently in its ten-year initial term which expires April 12, 2000 and contains two five-year renewal options, and the Clinton lease is currently in its initial term of seven years, expiring January 1, 2003, and has one five-year renewal option.

ITEM 3.  Legal Proceedings

         As of March 1, 1996, there were no material legal proceedings against Suburban Bancshares, Inc. or its subsidiary.

ITEM 4.  Submission of Matters to Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

         The information contained under the heading "Market for Common Stock" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 6.  Selected Financial Data

         The information contained under the heading "Summary Financial Information" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements together with the report of Stegman & Company thereon appearing in the Company's 1995 Annual Report to Shareholders are incorporated herein by reference thereto. See ITEM 14 for a list of financial statements and notes thereto so incorporated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On April 20, 1994, the Board of Directors of Suburban Bancshares, Inc., upon the recommendation of the Audit Committee, approved the dismissal of KPMG Peat Marwick LLP, effective April 29, 1994, as the Company's principal independent accountant. KPMG Peat Marwick LLP served in this capacity from 1989 through 1993. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit report of KPMG Peat Marwick LLP on the consolidated financial statements of Suburban Bancshares, Inc. and subsidiaries as of and for the year ended December 31, 1993, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope of accounting principles.

         Effective April 29, 1994, the Board of Directors of Suburban Bancshares, Inc., upon the recommendation of the Audit Committee, selected Stegman & Company as the independent accounting firm for the Company for the year ending December 31, 1994. During the Company's two most recent fiscal years and any subsequent interim period prior to engaging Stegman & Company, the Company or its representatives did not consult with Stegman & Company on the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered, or any matter that was the subject of a disagreement or reportable event.


                                    PART III


ITEM 10.         Directors and Executive Officers

         The information contained under the heading "Directors and Executive Officers" in the Company's definitive proxy statement relating to the Company's 1996 meeting of shareholders is incorporated herein by reference thereto.

ITEM 11.         Compensation of Executive Officers and Directors

         The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's 1996 meeting of shareholders is incorporated herein by reference thereto.

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement relating to the Company's 1996 meeting of shareholders is incorporated herein by reference thereto.

ITEM 13.        Certain Relationships and Related Transactions

         The information contained under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the Company's 1996 meeting of shareholders is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K

         (a)     The following documents are filed as part of this report:

                 1.       Financial Statements

                          As listed in the index to financial statements on page 18 hereof.

                 2.       Financial Statement Schedules

                          Schedule I Indebtedness of and to Related Parties - included in Note N to the Consolidated Financial Statements.

                          Schedule II Guaranties of Securities and Other Issuers has been omitted because the required information is not applicable.

                          Schedule III     Report of a Predecessor Accountant

                 3.       Exhibits

                          As listed in the Index to Exhibits on pages 20 and 21 hereof.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1995.

         (c)     See Item 14.(a)3. above

         (d)     See Item 14.(a)2. above

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCSHARES, INC.


By:      Winfield M. Kelly, Jr.
         -------------------------------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         (Principal Executive Officer and Director)
         Date:  March 15, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      William R. Johnson
         --------------------------------------------
         William R. Johnson
         President and Chief Operating Officer
         (Principal Executive Officer)
         Date:  March 15, 1996

By:      Sibyl S. Malatras
         -----------------------------------------------
         Sibyl S. Malatras
         Senior Vice President and Treasurer
         (Principal Financial and Accounting Officer)
         Date:  March 15, 1996

By:      Raymond G. LaPlaca
         -----------------------------------------
         Raymond G. LaPlaca
         Director
         Date:  March 15, 1996

By:      Barbara M. DiNenna
         ------------------------------------------
         Barbara M. DiNenna
         Director
         Date:  March 15, 1996

By:      Vincent D. Palumbo
         ------------------------------------------
         Vincent D. Palumbo
         Director
         Date:  March 15, 1996

By:      Kenneth H. Michael
         ------------------------------------------
         Kenneth H. Michael
         Director
         March 15, 1996

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report on 1995 Consolidated Financial Statements                                *

Consolidated Balance Sheets at December 31, 1995 and 1994                                             *

Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993            *

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 1995, 1994 and 1993                                                          *

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993            *

Notes to Consolidated Financial Statements                                                            *

-----------------------------------------------

* Incorporated by reference to the Company's 1995 Annual Report to Shareholders. See ITEM 8 of this report on Form 10-K.

                                  SCHEDULE III
                       REPORT OF A PREDECESSOR ACCOUNTANT

KPMG Peat Marwick LLP                                               SCHEDULE III
2001 M Street, N.W.
Washington, D. C.  20036



The Board of Directors and Shareholders
Suburban Bancshares, Inc.


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity, and cash flows of Suburban Bancshares, Inc. and subsidiaries ("Suburban Bancshares, Inc.") for the year ended December 31, 1993. These consolidated financial statements are the responsibility of Suburban Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Suburban Bancshares, Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


        /s/

KPMG Peat Marwick LLP



Washington, D.C.
February 11, 1994

                               INDEX TO EXHIBITS

Exhibit Number                                     Description
------------------------------------------------------------------------------------------------------------------------------------
 2.1     Agreement and Plan of Reorganization between Bancshares 2000, Inc. and Jefferson Bank and Trust Company dated February 21,
         1989 (Incorporated by reference to Exhibit 2.1 of the 1988 Annual Report on Form 10-K)

 2.2     Agreement and Plan of Reorganization and Recapitalization between Suburban Bancshares, Inc. and Winfield M. Kelly, Jr.
         dated February 19, 1993 (Incorporated by reference to Exhibit 2.2 to Registration Statement No. 33-63286)

 2.3     Amendment to Agreement and Plan of Reorganization and Recapitalization between Suburban Bancshares, Inc. and Winfield M.
         Kelly, Jr. dated March 31, 1993 (Incorporated by reference to Exhibit 2.3 to Registration Statement No. 33-63286)

 2.4     Amendment to Agreement and Plan of Reorganization and Recapitalization between Suburban Bancshares, Inc. and Winfield M.
         Kelly, Jr., dated November 17, 1993 (Incorporated by reference to Exhibit 2.4 of the 1993 Annual Report on Form 10-K)

 3.0     Restated Certificate of Incorporation of Bancshares 2000, Inc., as amended, dated August 10, 1988 (Incorporated by reference to Exhibit 3.4 of the 1988 Annual Report on Form 10-K)

 3.1     Amendment to Certificate of Incorporation of Bancshares 2000, Inc. as adopted at the Stockholders' Meeting held on October
         3, 1989 (Incorporated by reference to Exhibit 3.11 of the 1989 Annual Report on Form 10-K)

 3.2     Amendment to Certificate of Incorporation of Bancshares 2000, Inc. as adopted at the Stockholders' Meeting held on June 26,
         1991 (Incorporated by reference to Exhibit 3.2 of the 1992 Annual Report on Form 10-K)

 3.3     Amendment to Certificate of Incorporation of Suburban Bancshares, Inc. as adopted at the Stockholders' Meeting held on June
         2, 1993 (Incorporated by reference to Exhibit 3.3a to Registration Statement No. 33-63286)

 3.4     Amended and Restated By-Laws of Suburban Bancshares, Inc. (Incorporated by reference to Exhibit 3.4 to Registration
         Statement No. 33-63286)

 4.0     Form of Common Stock Certificate of Bancshares 2000, Inc. (Incorporated by reference to Exhibit 4. to Registration
         Statement No. 33-11380)

 4.1     Form of Common Stock Certificate of Suburban Bancshares, Inc. (Incorporated by reference to Exhibit 4.1 of the 1992 Annual
         Report on Form 10-K)

 4.2     Form of Common Stock Warrant Certificate of Suburban Bancshares, Inc. (Incorporated by reference to Exhibit 4.3 to
         Registration Statement No. 33-63286)

10.3     Incentive Stock Option Plan, as adopted by the Board of Directors of Bancshares 2000, Inc., on December 18, 1986
         (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-11380)

10.4     Incentive Stock Option Plan, as amended, as adopted at the stockholders' meeting held on October 3, 1989 (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-30727)

10.4a    Amendment to Incentive Stock Option Plan, as adopted by the Board of Directors of Suburban Bancshares, Inc., on February
         14, 1992 (Incorporated by reference to Exhibit 3.13 of the 1991 Annual Report on Form 10-K)

10.5     Employment Agreement with William R. Johnson dated September 4, 1987 (Incorporated by reference to Exhibit 10.5 of the 1991
         Annual Report on Form 10-K)

10.6     Employment Agreement with Winfield M. Kelly, Jr. dated February 18, 1993 (Incorporated by reference to Exhibit 10.4 to
         Registration Statement No. 33-63286)

11.      Computation of per share earnings (loss)

13.      Suburban Bancshares, Inc. 1995 Annual Report to Stockholders (Furnished for the information of the Securities and Exchange
         Commission only and not to be deemed filed as part of this Annual Report on Form 10-K except for the portions thereof which are specifically incorporated herein by reference)

16.      Letter re change in certifiying accountant (Incorporated by reference to Exhibit A of the Current Report of Form 8K dated
         April 29, 1994)

21.      List of Subsidiaries of Suburban Bancshares, Inc.

23.1a    Consent of KPMG Peat Marwick LLP

23.1b    Consent of Stegman and Company

27.      Financial Data Schedule