Form 10-Q
period 1996-03-31
SUBURBAN BANCSHARES INC
filed 1996-05-10
CIK 768177

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended             March 31, 1996
                 ---------------------------------------------------------------

Commission File Number        0-16595
                       ---------------------------------------------------------


                         SUBURBAN BANCSHARES, INC .
- --------------------------------------------------------------------------------
                         (Exact name of Registrant as specified in charter)

Delaware                                                 54-1319441
- -------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification No.)


       7505 Greenway Center Drive, Greenbelt, Maryland     20770
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                (301) 474-6694
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                                            No
                     ------                                            ------


Common Stock $.01 Par Value                                         Outstanding at May 3, 1996
- ---------------------------                                         --------------------------------
    (Class)

                                                                       10,951,218 Shares
                                                                    ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 March 31, 1996


PART  I.  FINANCIAL INFORMATION                                                               PAGE NO.
- -------------------------------                                                               --------
Item 1.  Condensed Financial Statements

                 Consolidated Balance Sheets (unaudited)                                         3
                 March 31, 1996 and December 31, 1995

                 Consolidated Statements of Operations (unaudited)                               4
                 Three months ended March 31, 1996 and March 31, 1995

                 Consolidated Statements of Cash Flows (unaudited)                               5
                 Three months ended March 31, 1996 and March 31, 1995

                 Notes to Consolidated Financial Statements                                      6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  10

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                                       March 31,        December 31,
 In thousands                                                                                              1996               1995
 ASSETS

 Cash and due from banks                                                                               $ 11,659            $  9,931

 Interest-bearing deposits with banks                                                                     1,149               2,220
 Federal funds sold                                                                                      12,320              16,490

 Investment securities available for sale                                                                18,502              18,067

 Loans held for sale                                                                                      4,502               3,292
 Loans                                                                                                   64,943              63,022
   Less: Allowance for loan losses                                                                       (1,476)             (1,467)
 Loans, net                                                                                              63,467              61,555

 Premises and equipment, net                                                                              1,174               1,191
 Foreclosed real estate                                                                                   1,152               1,152
 Accrued interest receivable                                                                                710                 607
 Other assets                                                                                               958                 926

 TOTAL ASSETS                                                                                          $115,593            $115,431

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                        $ 17,263            $ 17,800
   Interest-bearing deposits                                                                             84,704              84,089
     Total Deposits                                                                                     101,967             101,889

 Accrued expenses and other liabilities                                                                     399                 446

 Total liabilities                                                                                      102,366             102,335


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                       --                  --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares issued
      and outstanding at March 31, 1996 & December 31, 1995                                                 109                 109
   Paid-in capital - stock options                                                                          534                 534
   Additional paid-in capital                                                                            25,259              25,259
   Accumulated deficit                                                                                  (12,755)            (13,043)
   Net unrealized gain on securities available for sale                                                      80                 237
 Total shareholders' equity                                                                              13,227              13,096

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $115,593            $115,431

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                        Three months ended March 31,

 In thousands, except per share data                                                 1996                        1995
 INTEREST INCOME:
 Interest and fees on loans                                                        $1,659                      $1,632
 Taxable interest on securities                                                       286                         344
 Interest on Federal funds sold                                                       126                         120
 Interest on deposits with banks                                                       20                           3
 Total interest income                                                              2,091                       2,099

 INTEREST EXPENSE
 Interest on deposits                                                                 801                         732
 Interest on short-term borrowings                                                      0                           5
 Total interest expense                                                               801                         737

 NET INTEREST INCOME                                                                1,290                       1,362
 Provision for loan losses                                                              0                          45
 Net interest income after provision for loan losses                                1,290                       1,317

 NONINTEREST INCOME
 Service charges on deposit accounts                                                  100                         112
 Other income                                                                          36                          54
 Total noninterest income                                                             136                         166

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                       637                         597
 Occupancy expense                                                                    117                         164
 Furniture and equipment expense                                                       29                          43
 Other expense                                                                        355                         511
 Total noninterest expense                                                          1,138                       1,315

 Income before income taxes                                                           288                         168
    Income tax                                                                         --                          --

 NET INCOME                                                                          $288                        $168

 Income Per Common Share
    Primary                                                                         $0.03                       $0.02
    Fully Diluted                                                                    0.03                        0.02

 See accompanying notes to consolidated financial statements

 SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)                                                                                          QUARTER ENDED MARCH 31,

                                                                                                       1996                1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                             $    288         $    168
   Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                                              29               54
      Provision for loan losses                                                                                  0               45
      Stock option compensation expense                                                                          0               14
      Originations of loans held for sale                                                                   (1,211)          (1,337)
      Net accretion on securities                                                                              (14)             (37)
      Net decrease (increase) in deferred loan fees                                                             24              (16)
      Increase in accrued income and other assets                                                             (134)            (133)
      Decrease in accrued expenses and other liabilities                                                       (47)              (8)
      Loss on sale of foreclosed properties                                                                      0                4

      Net cash used by operating activities                                                                 (1,065)          (1,246)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                                                 1,071              130
   Decrease in Federal funds sold                                                                            4,170            3,750
   Purchases of available for sale securities                                                               (1,594)          (1,389)
   Proceeds from maturities of available for sale securities                                                 1,000            3,500
   Proceeds from prepayments of principal on securities                                                         16               14
   Net increase in loans                                                                                    (1,937)          (1,711)
   Net purchases of premises and equipment                                                                     (12)              (7)
   Proceeds from sale of foreclosed real estate                                                                  0              766

                                                                                                             2,714            5,053
   Net cash provided by investing activities

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease (increase) in total deposits                                                                    79           (1,837)
   Net increase in securities sold under agreements to repurchase                                                0              (69)

   Net cash provided (used) by financing activities                                                             79           (1,906)

 Net increase in cash and due from banks                                                                     1,728            1,901
 Cash and due from banks at beginning of period                                                              9,931            7,005

 Cash and due from banks at end of period                                                                   11,659            8,906

 Interest paid                                                                                                 806              737
 Income taxes paid                                                                                               0                0

 See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. A former subsidiary, Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), was merged into Suburban Maryland on August 18, 1995. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

         Under SFAS No. 115, the Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, management determines the appropriate designation for securities.

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at March 31, 1996 (in thousands):

                                                           Amortized      Gross Unrealized      Gross Unrealized      Estimated Fair
                                                                Cost                 Gains                Losses               Value
 U.S. Treasury notes                                         $ 9,901                  $ 74                $  (8)             $ 9,967
 Federal agencies                                              7,186                    52                  (31)               7,207
 Mortgage-backed obligations of federal agencies                 293                     3                   (1)                 295
 Collateralized mortgage obligations                              42                   ---                   ---                  42
 Other                                                         1,000                   ---                   (9)                 991

 Total investment securities                                 $18,422                  $129                $ (49)             $18,502

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1995 (in thousands):

                                                            Amortized      Gross Unrealized     Gross Unrealized      Estimated Fair
                                                                 Cost                 Gains               Losses               Value
 U.S. Treasury notes                                           $9,495                  $144                $ (1)              $9,638
 Federal agencies                                               6,984                    97                  (2)               7,079
 Mortgage-backed obligations of federal agencies                  308                     5                  (2)                 311
 Collateralized mortgage obligations                               43                     1                  ---                  44
 Other                                                          1,000                   ---                  (5)                 995

 Total securities available for sale                          $17,830                  $247                $(10)             $18,067

         The amortized cost and estimated fair value for securities at March 31, 1996, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

 In thousands                                  Amortized Cost    Estimated Fair Value
 Due in one year or less                              $ 6,911                 $ 6,932
 Due after one year through 5 years                    11,176                  11,233
 Due after 5 years through 10 years                       ---                     ---
 Due after 10 years                                        42                      42
 Mortgage-backed securities                               293                     295

 Total                                                $18,422                 $18,502

         There were no sales of securities in the three months ended March 31, 1996 or 1995. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $80,000 at March 31, 1996 and $237,000 at December 31, 1995.

NOTE C - IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Company adopted the provisions of Statements of Financial Accounting Standards No. 114 and No. 118, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114 and No. 118") on January 1, 1995. SFAS No. 114 and No. 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty.

         The recorded investment in loans that were considered to be impaired under SFAS No. 114 was $1,612,000 and $1,592,000 at March 31, 1996 and December 31, 1995, respectively, for which the related allowance for loan losses was $185,000 and $313,000, respectively. The average recorded investment in impaired loans during the quarter ended March 31, 1996 was $1,595,000, and during the year ended December 31, 1995, the average was approximately $2,561,000. For the first quarters of 1996 and 1995, there was no interest income recognized on impaired loans during the time within that period that the loans were impaired.

         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,158,000 at March 31, 1996 and $1,173,000 at December 31, 1995. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at March 31, 1996. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                                     Three Months Ended
                           in thousands                                                 March 31, 1996
                                                                                  ------------------------
                           Balance at beginning of period                                         $ 1,467
                           Provision for loan losses                                                    0
                           Loans charged off                                                         ( 32)
                           Recoveries                                                                  41
                                                                                  ------------------------
                           Balance at end of period                                               $ 1,476
                                                                                  ========================


NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands):


                                                                       March 31, 1996                    December 31, 1995
                                                             --------------------------           --------------------------
           Commercial land                                                   $   546                              $   546
           Residential land                                                      254                                  254
           Commercial property                                                   567                                  567
           Residential property,  1-4 family                                     147                                  147
                                                             --------------------------           --------------------------
           Total                                                               1,514                                1,514
             Allowance for losses                                               (362)                                (362)
                                                             --------------------------           --------------------------
           TOTAL FAIR VALUE                                                   $1,152                                $1,152
                                                             ==========================           ==========================


         Activity in the allowance for losses on foreclosed real estate for the three months ended March 31, 1996 is as follows (in thousands):

                                Beginning balance                                                   $362
                                Provision for losses                                                   0
                                Dispositions, net                                                      0
                                Charge-offs, net of recoveries                                         0
                                                                                                    ----
                                Ending balance                                                      $362


NOTE E - REGULATORY MATTERS

         Under the guidelines of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater, and it is not subject to any written agreement, order or directive issued by a regulatory agency.

         In accordance with the provisions of FDICIA, Suburban Maryland was classified as well capitalized as of March 31, 1996 and December 31, 1995.

                                                                     March 31, 1996             December 31, 1995
                                                                 --------------------        ----------------------
                    Tier 1/Average Assets                                     9.05%                         8.72%
                    Tier 1/Risk-weighted Assets                              12.98%                        13.07%
                    Total Capital/Risk-Weighted Assets                       14.24%                        14.33%

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfiancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

         The following methods and assumptions were used by the Company in estimating the fair value for its financial instruments as defined by SFAS No. 107.

CASH AND DUE FROM BANKS:  The carrying amount approximates fair value.

INTEREST-BEARING DEPOSITS WITH BANKS AND FEDERAL FUNDS SOLD: The carrying amount approximates fair value.

INVESTMENT SECURITIES AVAILABLE FOR SALE: Fair values are based on published market prices or dealer quotes.

LOANS: For loans with short-term or variable characteristics, such as home equity or personal lines of credit and variable-rate commercial and real estate loans, the carrying value approximates fair value. This amount excludes any value related to account relationships. The fair value of other types of loans is estimated by discounting the future cash flows using the comparable risk-free rate, adjusted for credit risk and operating expenses.

INTEREST RECEIVABLE AND INTEREST PAYABLE: The carrying amount approximates fair value.

NONINTEREST-BEARING DEPOSITS: The fair value of these instruments, by the SFAS No. 107 definition, is the amount payable at the reporting date.

INTEREST-BEARING DEPOSITS: The fair value of demand deposits, savings accounts and money market deposits with no defined maturity, by SFAS No. 107 definition, is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be made.

         At March 31, 1996, the Company had outstanding letters of credit and commitments to extend credit of $663,000 and $10,360,000, respectively. The fair value of these off-balance-sheet financial instruments, based on fees that would be charged to enter similar arrangements, is immaterial.

         The estimated fair values of the Company's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                                         March 31, 1996                          December 31, 1995

 In thousands                                   Carrying Amount        Fair Value         Carrying Amount          Fair Value
                                             --------------------------------------    ----------------------------------------
 Assets:
 Cash and due from banks                                $11,659           $11,659                 $ 9,931             $ 9,931
 Interest-bearing deposits with banks                     1,149             1,149                   2,220               2,220
 Federal funds sold                                      12,320            12,320                  16,490              16,490
 Investment securities available for sale                18,502            18,502                  18,067              18,067
 Net loans (including loans held for sale)               67,969            69,405                  64,847              66,388
 Interest receivable                                        710               710                     607                 607

 Liabilities:
 Noninterest-bearing deposits                            17,263            17,263                  17,800              17,800
 Interest-bearing deposits                               84,704            85,345                  84,089              85,065
 Interest payable                                            64                64                      70                  70




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the three months ended March 31, 1996 and 1995. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported earnings of $288,000 for the three months ending March 31, 1996, an increase of $120,000, or 71.4%, over the $168,000 reported for the first quarter of 1995. Improvement in earnings is attributed to a strong demand for loans, high yields and reduced operating expenses.

         Total assets reached $115.6 million at March 31, 1996, a $2.8 million, or 2.5%, increase from $112.8 million at March 31, 1995. After adjusting for the asset sale of our Virginia subsidiary in the second quarter of 1995, real growth for the twelve-month period was approximately 27%. Although asset and deposit growth has leveled off in the first quarter of 1996 as compared to the December 31, 1995 totals, loans continued to climb, reaching $69.4 million at March 31, 1996, $3.1 million, or 4.7% above total loans of $66.3 million at year-end.

         Average assets were $106.2 million for the first three months of 1996, $1.1 million or 1.1% below average assets of $107.3 million for the same period of 1995. This small decline reflects that the assets and deposits of the Virginia subsidiary that were sold during 1995 have been replaced with new loans and new deposits.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the largest contributor to the Company's earnings, is defined as the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings, in the form of securities sold under repurchase agreements, represent interest-bearing liabilities. Noninterest-bearing checking deposits are another component of funding sources. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

         Net interest income fell $72,000, or 5.3%, from $1,362,000 for the first quarter of 1995 to $1,290,000 in 1996, the net result of lower market rates, higher loan volume and changes in the composition of funding sources.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1996, the net interest margin was 5.33%, falling 28 basis points from 5.61% in the same period of 1995, the result of a stable yield on earning assets offset by rising funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest bearing funds declined only slightly in the first quarter of 1996 as compared to 1995. Average earning assets fell $1.1 million, or 1.1%, from $98.5 million in 1995 to $97.4 million in 1996, and average interest bearing funds declined $992,000, or 1.3%, from $76.6 million to $75.6 million for the same periods. As a percentage of average assets, earning assets remained stable at 91.8% for both periods; however, average interest bearing funding sources rose from 78.3% of total funding sources in the first quarter of 1995 to 81.7% in the same period in 1996, resulting in a higher cost of funds.

         Changes in the mix of both earning assets and funding sources were key determinants of the changes in net interest income in the first three months of both 1996 and 1995. Although there was only a slight change in the volume of total average earning assets and interest-bearing funding sources in 1996, the mix of those assets and liabilities changed significantly. Average loans rose to 69.6% of average earning assets for the first quarter of 1996 from 67.9% in 1995, while investment securities and other short-term investments, which characteristically earn lower yields, declined from 32.1% of earnings assets in 1995 to 30.4% in 1996. Changes in the mix of interest-bearing funds were more pronounced as funds shifted from higher-cost time deposits and lower-cost savings and interest checking deposits into money market deposit accounts.
Time deposits declined $2.3 million on average from the first quarter of 1995 to the same period of 1996. Offsetting the decrease in interest expense resulting from this volume decline, a rate increase of 71 basis points caused a net increase in interest expense. The cost of savings and interest checking accounts decreased significantly in 1996 from the first three months of 1995, as average balances fell $8.1 million from $23.7 million in 1995 to $15.6 million in 1996 and rates paid on these accounts declined somewhat, from 2.63% in 1995 to 2.45% in 1996. These time deposits and savings and interest checking deposits shifted into money market deposit accounts which increased $9.9 million from an average of $26.5 million in the first quarter of 1995, or 34.5% of average interest-bearing funds, to $36.4 million, or 48.1%, in 1996. This large shift of balances was accompanied by a rate increase of 22 basis points, both of which increased the cost of funds significantly.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields decreased only 6 basis points, from 9.90% for the first quarter of 1995 to 9.84% in 1996, even though national prime rates, on which most loans are priced, fell 75 basis points from March 31, 1995 to March 31, 1996, and average price was 48 basis points lower in the first quarter of 1996 than in the first quarter of 1995. Investment yields rose 11 basis points from 6.04% for the first three months of 1995 to 6.15% in 1996 as lower yielding securities matured and were replaced at higher yields, and the average yield on Federal funds dropped 47 basis points, corresponding to the drop in prime. As market rates were rising in 1995, the cost of funds moved up more slowly, but in early 1996, as market rates began to decline, the change in the cost of funds was again lagging. This delay tended to narrow the spread between the income earned on assets, which changes with market rate changes, and the cost to fund those assets as rates were falling. The net interest spread, the difference between the earning asset yield and the cost of funds, fell to 5.15% in the first quarter of 1996 from 5.59% in the same period of 1995.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Three Months ended March 31,                                     1996                                       1995
                                                  -------------------------------------       --------------------------------------
                                                                                AVERAGE                                   AVERAGE
                                                  AVERAGE                       YIELD         AVERAGE                     YIELD
 ASSETS                                           BALANCE       INTEREST        OR RATE       BALANCE      INTEREST       OR RATE
- ------------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                           $67,818         $1,659          9.84%       $66,870        $1,632         9.90%
  Investment securities                            18,694            286          6.15%        23,084           344         6.04%
  Fed funds sold & other deposits                  10,912            146          5.38%         8,524           123         5.85%

 Total interest-earning assets                     97,424          2,091          8.63%        98,478         2,099         8.64%

 Noninterest-earning assets:
  Cash and due from banks                           6,884                                       5,945
  Bank property and equipment                       1,187                                       1,138
  Other assets                                      2,152                                       4,356
  Less: Allowance for loan losses                  (1,493)                                     (2,619)

 Total noninterest-earning assets                   8,730                                       8,820

 TOTAL ASSETS                                    $106,154                                    $107,298
- ------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings                $51,957           $459          3.55%       $50,215          $405         3.27%
  Time deposits                                    23,679            342          5.81%        25,995           327         5.10%
  Other borrowings                                    ---            ---            ---           418             5         4.77%

 Total interest-bearing liabilities                75,636            801          4.26%        76,628           737         3.90%

 Noninterest-bearing deposits                      16,917                                      21,186

 Total funding sources                             92,553            801          3.48%        97,814           737         3.05%

 Other liabilities                                    383                                         655

 TOTAL LIABILITIES                                 92,936                                      98,469

 Shareholders' equity                              13,218                                       8,829

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                          $106,154                                    $107,298
- ------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                              $1,290                                     $1,362

 Net interest spread                                                              5.15%                                     5.59%

 Net interest margin                                                              5.33%                                     5.61%

PROVISION FOR LOAN LOSSES

         The provision, or reversal, for loan losses is the effect of maintaining an allowance, or reserve, for anticipated future losses on loans. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of many factors, including historical loss experience, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Based on this ongoing evaluation, management determines the provision or reversal necessary to maintain an appropriate allowance.

         In the first three months of 1995, the provision for loan losses was $45,000. In the same period of 1996, there was no provision set aside, as loan quality continued to improve and recoveries of $41,000 offset loans charged off of $32,000.

NONINTEREST INCOME

         Noninterest income declined $30,000, or 18.1%, in the first quarter of 1996 to $136,000 from $166,000 in the same period of 1995. As foreclosed real estate has declined, rental income on those properties has been reduced. Deposit account service charges have declined as a result of the disposition of the accounts transferred from our former Virginia subsidiary.

NONINTEREST EXPENSES

         Noninterest expenses decreased $177,000, or 13.5%, in the first three months of 1996 as compared to the same period of 1995, from $1,315,000 to $1,138,000, primarily the result of the closed offices of our former subsidiary in Virginia. Salaries and benefits have increased slightly over last year's first quarter, the result of merit increases and staffing for a new branch offsetting the decrease resulting from the sale of the Virginia subsidiary.

ASSET QUALITY

         In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), as amended by SFAS No. 118. SFAS No. 114 and No. 118 apply to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty. Nonaccrual loans are those loans on which the accrual of interest is discontinued when full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and is in the process of collection. Loans may be placed on nonaccrual status when past due less than 90 days if collection becomes uncertain based upon an evaluation of the fair value of the collateral and the financial strength of the borrower. When a loan is placed on nonaccrual status, interest income in the current period is reduced by the amount of any accrued and uncollected interest. Subsequent payments of interest are applied as a reduction of principal when concern exists as to the ultimate collection of principal; otherwise such payments are recognized as interest income. Loans are removed from nonaccrual status when they have demonstrated a period of performance and when concern no longer exists as to the collectibility of principal or interest.

         The recorded investment in loans that were considered impaired under SFAS No. 114 was $1,612,000 and $1,592,000 as March 31,1996 and December 31,
1995, respectively. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,158,000 at March 31, 1996 and $1,173,000 at December 31, 1995.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $1,152,000 at March 31, 1996, unchanged from December 31, 1995.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Under the new SFAS No. 114, the allowance for loan losses related to loans that are identified as impaired was based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

         The allowance for loan losses was $1,476,000 at March 31,1996, a slight increase from $1,467,000 at December 31, 1995. Activity in the allowance for loan losses during the first quarter of 1996 included recoveries of $41,000 and charge-offs of $32,000.

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

         In the first quarter of 1996, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined; however, the impact has not been significant since almost half of the growth in loans was in loans held for sale, which are readily marketable assets. As a percentage of total earning assets, loans, excluding loans held for sale, rose to 64.0% at March 31, 1996 from 61.1% at December 31, 1995, while marketable securities, overnight investments and loans held for sale fell to 36.0% from 38.9%, respectively. This shift in the mix of earning assets to a lower percentage of readily marketable assets has reduced the Company's overall liquidity slightly.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 74.4% in the first quarter of 1996 and 73.0% in 1995. Time deposits under $100,000, which are also considered to be stable funding sources, were 21.3% of funding sources in the first three months of 1996 and 23.2% in 1995. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have increased slightly as a percentage of average total funding sources from 3.8% in the first quarter of 1995 to 4.3% in 1996.

         Other sources of liquidity and cash flow in the first three months of 1995, were from the sales of properties obtained through foreclosure which generated cash of $766,000 and from maturing securities which provided cash inflow of $4.5 million. In 1996, maturing securities generated cash of $1.0 million.

         As an additional source of short-term liquidity, the Bank maintains $6 million of reverse repurchase lines of credit with correspondent banks. These correspondents meet regulatory capital requirements for well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Bank has not needed to utilize these backup lines as internally generated liquidity has provided ample resources.

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $131,000, or 1.0%, in the first three months of 1996 to $13,227,000 at March 31, 1996 from $13,096,000 at December
31, 1995. Earnings of $288,000 were partially offset by a decrease of $157,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1995 and March 31, 1996, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and will apply to the Company at such time as its total assets reach $150 million. At March 31, 1996, Suburban Maryland reported at Tier 1 risk-based capital ratio of 12.98% and a ratio of 14.24% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most bank's required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1996, the leverage capital ratio for Suburban Maryland was 9.05%.




PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 (a) The following documents are filed as part of this report.

                          Exhibit #        Description
                          ---------        -----------
                          11.0             Computation of per share earnings

                          27.0             Financial Data Schedule


                 (b) No reports on Form 8K were filed in the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SUBURBAN BANCSHARES, INC.
                                           (Registrant)




Date:   May 10, 1996                       William R. Johnson
       --------------------------          -------------------------------------
                                           William R. Johnson
                                           President and Chief Operating Officer





Date:   May 10 , 1996                      Sibyl S. Malatras
       ---------------------------         -------------------------------------
                                           Sibyl S. Malatras
                                           Senior Vice President and Treasurer
                                           (Principal Financial Officer)