Form 10-Q
period 1996-06-30
SUBURBAN BANCSHARES INC
filed 1996-08-09
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    June 30, 1996
                 -------------------------------------------------------------

Commission File Number          0-16595
                       -------------------------------------------------------


                          SUBURBAN BANCSHARES, INC .
- ------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)

               Delaware                                            54-1319441
- -----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)


       7505 Greenway Center Drive, Greenbelt, Maryland              20770
- -----------------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (301) 474-6694
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                                    No
                     -----                                     -----

Common Stock $.01 Par Value                Outstanding at August 7, 1996
- ---------------------------                -----------------------------
          (Class)
                                                10,951,218 Shares
                                                -----------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 June 30, 1996


PART  I.  FINANCIAL INFORMATION                                               PAGE NO.
- -------------------------------                                               --------


Item 1.  Condensed Financial Statements

         Consolidated Balance Sheets (unaudited)
         June 30, 1996 and December 31, 1995                                      3

         Consolidated Statements of Operations (unaudited)
         Six months ended June 30, 1996 and June 30, 1995                         4

         Consolidated Statements of Operations (unaudited)
         Three months ended June 30, 1996 and June 30, 1995                       5

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended June 30, 1996 and June 30, 1995                         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                11-16

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                      16

Item 6.  Exhibits and Reports on Form 8-K                                         17

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                             June 30,          December 31,
 In thousands                                                                                  1996               1995

 ASSETS

 Cash and due from banks                                                                    $ 11,146            $  9,931

 Interest-bearing deposits with banks                                                          1,199               2,220
 Federal funds sold                                                                           11,615             16, 490

 Investment securities                                                                        16,246              18,067

 Loans held for sale                                                                           4,928               3,292
 Loans                                                                                        68,728              63,022
   Less: Allowance for loan losses                                                            (1,498)             (1,467)
 Loans, net                                                                                   67,230              61,555

 Premises and equipment, net                                                                   1,191               1,191
 Foreclosed real estate                                                                        1,152               1,152
 Accrued interest receivable                                                                     711                 607
 Other assets                                                                                  1,425                 926

 TOTAL ASSETS                                                                               $116,843            $115,431

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                             $ 19,369            $ 17,800
   Interest-bearing deposits                                                                  83,595              84,089
     Total deposits                                                                          102,964             101,889

 Accrued expenses and other liabilities                                                          401                 446

 Total liabilities                                                                            103,365            102,335


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or
 outstanding                                                                                     --                  --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares issued
 and outstanding at June 30, 1996 & December 31, 1995                                            109                 109
   Paid-in capital - stock options                                                               534                 534
   Additional paid-in capital                                                                 25,259              25,259
   Accumulated deficit                                                                       (12,429)            (13,043)
   Net unrealized gain on securities available for sale                                            5                 237
 Total shareholders' equity                                                                   13,478              13,096

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $116,843            $115,431


See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Six months ended June 30,

 In thousands, except per share data                         1996                 1995
 INTEREST INCOME:
 Interest and fees on loans                                $3,443               $3,279
 Taxable interest on securities                               564                  665
 Interest on Federal funds sold                               256                  230
 Interest on deposits with banks                               36                    4
 Total interest income                                      4,299                4,178

 INTEREST EXPENSE
 Interest on deposits                                       1,598                1,464
 Interest on short-term borrowings                             --                   12
 Total interest expense                                     1,598                1,476

 NET INTEREST INCOME                                        2,701                2,702
 Provision for loan losses                                      0                   35
 Net interest income after provision for loan losses        2,701                2,667

 NONINTEREST INCOME
 Service charges on deposit accounts                          208                  223
 Gains on sale of foreclosed real estate                        1                   84
 Gain on sale of assets and transfer of liabilities            --                1,000
 Other income                                                  69                   97
 Total noninterest income                                     278                1,404

 NONINTEREST EXPENSE
 Salaries and employee benefits                             1,274                1,548
 Occupancy expense                                            235                  346
 Furniture and equipment expense                               67                   77
 Other expense                                                790                1,161
 Total noninterest expense                                  2,366                3,132
 Income before income taxes                                   613                  939
    Income taxes                                                --                 --

 NET INCOME                                                  $613                 $939

 Income Per Common Share
    Primary                                                 $0.05                $0.09
    Fully Diluted                                            0.05                 0.09



 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Three months ended June 30,

 In thousands, except per share data                               1996                  1995
 INTEREST INCOME:
 Interest and fees on loans                                      $1,784                $1,647
 Taxable interest on securities                                     278                   321
 Interest on Federal funds sold                                     130                   110
 Interest on deposits with banks                                     16                     1
 Total interest income                                            2,208                 2,079

 INTEREST EXPENSE
 Interest on deposits                                               797                   732
 Interest on short-term borrowings                                   --                     7
 Total interest expense                                             797                   739

 NET INTEREST INCOME                                              1,411                 1,340
 Provision for loan losses                                           --                   (10)
 Net interest income after provision for loan losses              1,411                 1,350

 NONINTEREST INCOME
 Service charges on deposit accounts                                108                   111
 Gains on sale of foreclosed real estate                              1                    84
 Gain on sale of assets and transfer of liabilities                  --                 1,000
 Other income                                                        33                    43
 Total noninterest income                                           142                 1,238

 NONINTEREST EXPENSE
 Salaries and employee benefits                                     637                   951
 Occupancy expense                                                  118                   182
 Furniture and equipment expense                                     37                    34
 Other expense                                                      435                   650
 Total noninterest expense                                        1,227                 1,817

 Income before income taxes                                         326                   771
    Income tax                                                       --                    --

 NET INCOME                                                        $326                  $771

 Income Per Common Share
    Primary                                                       $0.03                 $0.08
    Fully Diluted                                                  0.03                  0.08


 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                                                             Six Months Ended June 30,

                                                                                           1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                 $    613        $   939
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation                                                                                  61             91
     Provision for loan losses                                                                      0             35
     Stock option compensation expense                                                              0            362
     Originations of loans held for sale                                                       (1,636)        (1,305)
     Net accretion on securities                                                                  (28)           (68)
     Increase (decrease) in deferred loan fees                                                     32            (39)
     (Increase) decrease in accrued income and other assets                                      (602)            33
     Decrease in accrued expenses and other liabilities                                           (45)          (111)
     Gains on sale of foreclosed real estate                                                        0            (84)
     Gain on sale of assets and transfer of liabilities                                             0         (1,000)
     Loss on write-off of fixed assets                                                              0            104

     Net cash used by operating activities                                                     (1,605)        (1,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in deposits with other banks                                                     1,021            223
  Net decrease (increase) in Federal funds sold                                                 4,875         (3,200)
  Purchases of available for sale securities                                                   (1,594)        (6,576)
  Proceeds from sales of available for sale securities                                              0            709
  Proceeds from maturities of available for sale securities                                     3,100          9,950
  Proceeds from prepayments of principal on securities                                            111             18
  Net increase in loans                                                                        (5,708)        (6,205)
  Net purchases of premises and equipment                                                         (61)           (47)
  Proceeds from sale of foreclosed real estate                                                      0          1,638
  Cash transferred on sale of assets & transfer of liabilities                                      0         (1,346)
  Consideration paid on sale of assets & transfer of liabilities                                    0           (752)

  Net cash provided (used) in investing activities                                              1,744         (5,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in total deposits                                                                1,076          6,521
  Net increase in securities sold under agreements to repurchase                                    0            423
  Proceeds from sale or issuance of common stock                                                    0             37

  Net cash provided by financing activities                                                     1,076          6,981

Net increase in cash and due from banks                                                         1,215            350
Cash and due from banks at beginning of period                                                  9,931          7,005

Cash and due from banks at end of period                                                       11,146          7,355

Interest paid                                                                                   1,605          1,477
Income taxes paid                                                                                   0              0

  See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. A former subsidiary, Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), was merged into Suburban Maryland on August 18, 1995. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1995, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

         Under SFAS No. 115, the Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, manage-ment determines the appropriate designation for securities.

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1996 (in thousands):

                                                       Amortized Cost     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                                     Gains               Losses                Value

 U.S. Treasury notes                                          $ 8,412                $  44             $   (15)             $  8,441
 Federal agencies                                               6,591                   27                 (40)                6,578
 Mortgage-backed obligations of federal agencies                  199                    3                  (3)                  199
 Collateralized mortgage obligations                               39                  ---                  ---                   39
 Other                                                          1,000                  ---                 (11)                  989

 Total investment securities                                  $16,241                 $ 74              $  (69)              $16,246

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1995 (in thousands):

                                                       Amortized Cost     Gross Unrealized     Gross Unrealized       Estimated Fair
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

         The amortized cost and estimated fair value for securities at June 30, 1996, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

 In thousands                                  Amortized Cost    Estimated Fair Value

 Due in one year or less                             $  6,914                $  6,934
 Due after one year through 5 years                     9,089                   9,074
 Due after 5 years through 10 years                       ---                     ---
 Due after 10 years                                        39                      39
 Mortgage-backed securities                               199                     199

 Total                                                $16,241                 $16,246

         There were no sales of securities in the six months ended June 30, 1996; in the same period of 1995, proceeds from sales of available for sale securities were $709,000, including gross gains of $3,000 and gross losses of $3,000. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $5,000 at June 30, 1996 and $237,000 at December 31, 1995.

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

         The recorded investment in loans that were considered to be impaired under SFAS No. 114 was $1,924,000 and $1,592,000 at June 30, 1996 and December 31, 1995, respectively, for which the related allowance for loan losses was $250,000 and $313,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1996 was $1,631,000, and during the year ended December 31, 1995, the average was approximately $2,561,000. For the first six months of 1996 and 1995, there was no interest income recognized on impaired loans during the time within that period that the loans were impaired.

         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,141,000 at June 30, 1996 and $1,173,000 at December 31, 1995. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at June 30, 1996. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                  Six Months Ended
          in thousands                                              June 30, 1996
                                                                  -----------------

          Balance at beginning of period                               $ 1,467
          Provision for loan losses                                          0
          Loans charged off                                               ( 72)
          Recoveries                                                       103
                                                                  --------------

          Balance at end of period                                     $ 1,498
                                                                  =============

NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands):

                                                      June 30, 1996          December 31, 1995
                                                -------------------        -------------------
    Commercial land                                        $   546                    $   546
    Residential land                                           254                        254
    Commercial property                                        567                        567
    Residential property, 1-4 family                           147                        147
                                                -------------------        -------------------
    Total                                                    1,514                      1,514
      Allowance for losses                                    (362)                      (362)
                                                -------------------        -------------------
    TOTAL FAIR VALUE                                        $1,152                     $1,152
                                                ===================        ===================



         Activity in the allowance for losses on foreclosed real estate for the six months ended June 30, 1996 is as follows (in thousands):

              beginning balance                                  $362
              Provision for losses                                  0
              Dispositions, net                                     0
              Charge-offs, net of recoveries                        0
                                                                 ----
              Ending balance                                     $362

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

         In accordance with the provisions of FDICIA, Suburban Maryland was classified as well capitalized as of June 30, 1996 and December 31, 1995.


                                                                      June 30, 1996             December 31, 1995
                                                                     ---------------           -------------------
                    Tier 1/Average Assets                                     9.06%                         8.72%
                    Tier 1/Risk-weighted Assets                              12.97%                        13.07%
                    Total Capital/Risk-Weighted Assets                       14.23%                        14.33%

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

         At June 30, 1996, the Company had outstanding letters of credit and commitments to extend credit of $632,000 and $9,265,000, respectively. The fair value of these off-balance-sheet financial instruments, based on fees that would be charged to enter similar arrangements, is immaterial.

         The estimated fair values of the Company's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                                      June 30, 1996                            December 31, 1995

 In thousands                               Carrying Amount         Fair Value          Carrying Amount         Fair Value
                                           ------------------------------------       --------------------------------------
 Assets:
 Cash and due from banks                            $11,146            $11,146                 $  9,931           $  9,931
 Interest-bearing deposits with banks                 1,199              1,199                    2,220              2,220
 Federal funds sold                                  11,615             11,615                   16,490             16,490
 Investment securities available for sale            16,246             16,246                   18,067             18,067

 Net loans
   (including loans held for sale)                   72,158             73,473                   64,847             66,388
 Interest receivable                                    711                711                      607                607

 Liabilities:
 Noninterest-bearing deposits                        19,369             19,369                   17,800             17,800
 Interest-bearing deposits                           83,595             83,206                   84,089             85,065
 Interest payable                                        63                 63                       70                 70

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the six months ended June 30, 1996 and 1995. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported earnings of $613,000 for the six months ending June 30, 1996, a decrease of $326,000, or 34.7%, from the $939,000 reported for the first six months of 1995. Extraordinary items in 1995 totaling $506,000 included the sale of the Virginia bank subsidiary, a stock option expense and gains on nonperforming assets. The 1996 earnings for the first half of the year are 41.6% above core earnings in 1995.

         Total assets reached $116.8 million at June 30, 1996, a $14.1 million, or 13.7%, increase from $102.7 million at June 30, 1995. Although asset and deposit growth has leveled off in the first six months of 1996 as compared to the December 31, 1995 totals, loans continued to climb, reaching $73.7 million at June 30, 1996, $7.3 million, or 11.1% above total loans of $66.3 million at year-end.

         Average assets were $107.8 million for the first six months of 1996, $3.6 million or 3.5% above average assets of $104.2 million for the same period of 1995. This increase reflects that in addition to the growth of $3.6 million, the assets and deposits of the Virginia subsidiary that were sold during 1995 have been replaced with new loans and new deposits averaging $18.8 million.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the largest contributor to the Company's earnings, is defined as the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments while deposits and short-term borrowings represent interest-bearing liabilities. Noninterest-bearing checking deposits are another component of funding sources. Variations in the volume and mix of these assets and liabilities, as well as changes in the yields earned and rates paid, are determinants of changes in net interest income.

         Net interest income fell only $1,000, from $2,702,000 for the first six months of 1995 to $2,701,000 in 1996, the net result of lower market rates, higher loan volume and changes in the composition of funding sources.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1996, the net interest margin was 5.48%, falling 21 basis points from 5.69% in the same period of 1995, the result of a stable yield on earning assets offset by rising funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest bearing funds rose in the first half of 1996 as compared to 1995. Average earning assets rose $3.4 million, or 3.5%, from $95.7 million in 1995 to $99.1 million in 1996, and average interest bearing funds rose $2.1 million, or 2.8%, from $74.3 million to $76.4 million for the same periods. As a percentage of average assets, earning assets remained stable at 91.8% for both periods; however, average interest bearing funding sources rose from 78.8% of total funding sources in the first half of 1995 to 81.2% in the same period in 1996, resulting in a higher cost of funds.

         Changes in the mix of both earning assets and funding sources were key determinants of the changes in net interest income in the first six months of both 1996 and 1995. Although there was a small change in the volume of total average earning assets and interest-bearing funding sources in 1996, the mix of those assets and liabilities changed significantly. Average loans rose to 70.4% of average earning assets for the first half of 1996 from 68.5% in 1995, while investment securities and other short-term investments, which characteristically earn lower yields, declined from 31.5% of earnings assets in 1995 to 29.6% in 1996. Changes in the mix of interest-bearing funds were more pronounced as funds shifted from higher-cost time deposits and lower-cost savings and interest checking deposits into money market deposit accounts.
Time deposits declined $474,000 on average from the first half of 1995 to the same period of 1996. Offsetting the decrease in interest expense resulting from this volume decline, a rate increase of 50 basis points caused a net increase in interest expense. The cost of savings and interest checking accounts decreased significantly in 1996 from the first six months of 1995, as average balances fell $6.7 million from $22.8 million in 1995 to $16.1 million in 1996 and rates paid on these accounts declined somewhat, from 2.63% in 1995 to 2.54% in 1996. These time deposits and savings and interest checking deposits shifted into money market deposit accounts which increased $9.8 million from an average of $26.8 million in the first half of 1995, or 36.0% of average interest-bearing funds, to $36.6 million, or 47.8%, in 1996. This large shift of balances was accompanied by a rate decrease of 10 basis points, which helped to mitigate the significant increase in the cost of funds resulting from the volume increase.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields decreased only 16 basis points, from 10.08% for the first half of 1995 to 9.92% in 1996, even though national prime rates, on which most loans are priced, fell 75 basis points from June 30, 1995 to June 30, 1996, and average prime was 62 basis points lower in the first half of 1996 than in the first half of 1995. Investment yields rose 16 basis points from 6.05% for the first six months of 1995 to 6.21% in 1996 as lower yielding securities matured and were replaced at higher yields, and the average yield on Federal funds dropped 59 basis points, corresponding to the drop in prime. As market rates were rising in 1995, the cost of funds moved up more slowly, but in early 1996, as market rates began to decline, the change in the cost of funds was again lagging. This delay tended to narrow the spread between the income earned on assets, which changes with market rate changes, and the cost to fund those assets as rates were falling. The net interest spread, the difference between the earning asset yield and the cost of funds, fell to 5.31% in the first half of 1996 from 5.65% in the same period of 1995.

         Net interest income rose $71,000, or 5.3%, from $1,340,000 in the quarter ending June 30, 1995 to $1,411,000 in the same period of 1996. This improvement is the result of a higher percentage of average earning assets in loans, which earn higher yields than other earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Six Months ended June 30,                                     1996                                        1995

                                                                               AVERAGE                                      AVERAGE
                                             AVERAGE                           YIELD          AVERAGE                       YIELD
 ASSETS                                      BALANCE            INTEREST       OR RATE        BALANCE      INTEREST         OR RATE
- ----------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                          $69,777         $3,443          9.92%        $65,589        $3,279         10.08%
  Investment securities                           18,283            564          6.21%         22,149           665          6.05%
  Fed funds sold & other deposits                 11,012            292          5.34%          7,969           234          5.93%

 Total interest-earning assets                    99,072          4,299          8.73%         95,707         4,178          8.80%

 Noninterest-earning assets:
  Cash and due from banks                          6,878                                        5,998
  Bank property and equipment                      1,189                                        1,082
  Other assets                                     2,200                                        3,845
  Less: Allowance for loan losses                 (1,490)                                      (2,422)

 Total noninterest-earning assets                  8,777                                        8,503

 TOTAL ASSETS                                   $107,849                                     $104,210
- ----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings               $52,641           $918          3.51%        $49,553          $832          3.39%
  Time deposits                                   23,790            680          5.75%         24,264           632          5.25%
  Other borrowings                                   ---            ---            ---            526            12          4.83%


 Total interest-bearing liabilities               76,431          1,598          4.21%         74,343         1,476          4.00%

 Noninterest-bearing liabilities:
 Noninterest-bearing deposits                     17,704                                       19,993

 Total funding sources                            94,135          1,598          3.41%         94,336         1,476          3.16%

 Other liabilities                                   440                                          593
 TOTAL LIABILITIES                                94,575                                       94,929

 Shareholders' equity                             13,274                                        9,281

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                         $107,849                                     $104,210
- ----------------------------------------------------------------------------------------------------------------------------------

 Net interest income                                             $2,701                                      $2,702

 Net interest spread                                                             5.31%                                       5.65%

 Net interest margin                                                             5.48%                                       5.69%

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

         In the first six months of 1995, the provision for loan losses was $35,000, and in the second quarter of 1995, there was a reversal of $10,000. In the same periods of 1996, there was no provision set aside, as loan quality continued to improve and recoveries of $103,000 offset loans charged off of $72,000.

NONINTEREST INCOME

         Noninterest income was $278,000 in the first half of 1996 and $1,404,000 in the same period of 1995. In the second quarter, noninterest income was $142,000 in 1996 and $1,238,000 in 1995. The significant change from 1995 to 1996 is the result of second quarter 1995 recognition of a premium of $1,000,000 on the sale of the Virginia subsidiary and gains on the sale of foreclosed real estate totaling $84,000. Also, as foreclosed real estate declined in 1995, rental income from those properties was reduced. Deposit account service charges have fallen as a result of the disposition of the accounts transferred from the Virginia subsidiary.

NONINTEREST EXPENSES

         Noninterest expenses decreased $766,000, or 24.5%, in the first six months of 1996 as compared to the same period of 1995, from $3,132,000 to $2,366,000, primarily the result of the closed offices of our former subsidiary in Virginia and the costs associated with the sale in 1995. Salaries and benefits have decreased $274,000 from last year's first half, the result of a $327,000 charge to compensation expense in the second quarter of 1995 as stock options became exercisable, partially offset by merit increases in 1996.

         In the quarter ending June 30, noninterest expenses fell from $1,817,000 in 1995 to $1,227,000 in 1996 as both the sale of the Virginia subsidiary and the stock option expense occurred in the second quarter.

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

         The recorded investment in loans that were considered impaired under SFAS No. 114 was $1,924,000 and $1,592,000 at June 30, 1996 and December 31,
1995, respectively. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,141,000 at June 30, 1996 and $1,173,000 at December 31, 1995.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $1,152,000 at June 30, 1996, unchanged from December 31, 1995.

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

         The allowance for loan losses was $1,498,000 at June 30,1996, a slight increase from $1,467,000 at December 31, 1995. Activity in the allowance for loan losses during the first half of 1996 included recoveries of $103,000 and charge-offs of $72,000.

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

         In the first six months of 1996, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined; however, the impact has been moderated since almost a quarter of the growth in loans was in loans held for sale, which are readily marketable assets. As a percentage of total earning assets, loans, excluding loans held for sale, rose to 66.9% at June 30, 1996 from 61.1% at December 31, 1995, while marketable securities, overnight investments and loans held for sale fell to 33.1% from 38.9%, respectively. This shift in the mix of earning assets to a lower percentage of readily marketable assets has reduced the Company's overall liquidity slightly.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 74.7% in the first half of 1996 and 73.7% in 1995. Time deposits under $100,000, which are also considered to be stable funding sources, were 21.2% of funding sources in the first six months of 1996 and 22.5% in 1995. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have increased slightly as a percentage of average total funding sources from 3.3% in the first half of 1995 to 4.0% in 1996.

         Other sources of liquidity and cash flow in the first six months of 1995, were from the sales of properties obtained through foreclosure which generated cash of $1,638,000 and from maturing securities which provided cash inflow of $9.9 million. In 1996, maturing securities generated cash of $3.1 million.

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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $382,000, or 2.9%, in the first six months of 1996 to $13,478,000 at June 30, 1996 from $13,096,000 at December 31,
1995. Earnings of $613,000 were partially offset by a decrease of $232,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1995 and June 30, 1996, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and will apply to the Company at such time as its total assets reach $150 million. At June 30, 1996, Suburban Maryland reported at Tier 1 risk-based capital ratio of 12.97% and a ratio of 14.23% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most bank's required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1996, the leverage capital ratio for Suburban Maryland was 9.06%.

PART II.     OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                          An annual meeting of the shareholders (the "Meeting")
                 was held on May 9, 1996. The following matters were submitted to a vote of shareholders either by proxy or in person:

                 1. Three directors were elected to the class of directors whose terms expired at the Meeting to serve for terms expiring at the 1999 annual meeting of shareholders or until their successors are elected and qualify (the "1999 Class").

                          Barbara M. DiNenna, Marlin K. Husted and Raymond G.
                 LaPlaca were elected to the 1999 Class. Mrs. DiNenna was elected with 8,725,573 votes for and 25,132 votes withheld; Mr. Husted, with 8,579,323 votes for and 171,382 votes withheld; and Mr. LaPlaca, with 8,720,573 votes for and 30,132 votes withheld.

                          Other directors whose terms continued after the
                 Meeting were Winfield M. Kelly, Jr. and Kenneth H. Michael, members of the class whose term expires at the end of the 1998 annual meeting of shareholders and Glen H. Ballowe, Elizabeth
                 J. Buck and Vincent D. Palumbo, members of the class whose term expires at the 1997 annual meeting of shareholders or until their successors are elected and qualify.

                 2. The shareholders ratified the selection of Stegman & Company as the Company's independent public accountants for 1996 with 8,667,915 votes for, 39,520 votes against and 43,270 abstentions.

                 3. The shareholders approved an amendment to the Incentive Stock Option Plan to extend the term of the Plan to January 1, 2007 with 8,312,724 votes for, 326,986 votes against and 110,995 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

                 (a) The following documents are filed as part of this report.

                          Exhibit #        Description
                          ---------        -----------

                          11.0             Computation of per share earnings

                          27.0             Financial Data Schedule


                 (b) No reports on Form 8K were filed in the quarter ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUBURBAN BANCSHARES, INC.
                                          (Registrant)




Date:   August 9, 1996                    William R. Johnson
       ----------------------------       ----------------------------------
                                          William R. Johnson
                                          President and Chief Operating
                                            Officer





Date:   August 9, 1996                    Sibyl S. Malatras
       ----------------------------       ----------------------------------
                                          Sibyl S. Malatras
                                          Senior Vice President and Chief
                                            Financial Officer
                                          (Principal Financial Officer)