Form 10-Q
period 1996-09-30
SUBURBAN BANCSHARES INC
filed 1996-11-12
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                  September 30, 1996
                  --------------------------------------------------------------

Commission File Number             0-16595
                      ----------------------------------------------------------


                          SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
              (Exact name of Registrant as specified in charter)

                     Delaware                              54-1319441
---------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)


7505 Greenway Center Drive, Greenbelt, Maryland                       20770
---------------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


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

                 Yes   X                           No
                    ------                            ------


Common Stock $.01 Par Value             Outstanding at November 1, 1996 (Class)
---------------------------             ---------------------------------------
  (Class)
                                                    10,951,218 Shares
                                                    -----------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                               September 30, 1996

PART  I.  FINANCIAL INFORMATION                                                      PAGE NO.
-------------------------------                                                      --------

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)                    3

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                       4

         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                      5

         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995                       6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                         11

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  16

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,        December 31,
                                                                                             1996               1995
 In thousands                                                                          (unaudited)           (audited)
 ASSETS

 Cash and due from banks                                                                 $  9,085            $  9,931

 Interest-bearing deposits with banks                                                       1,062               2,220
 Federal funds sold                                                                        22,344              16,490

 Investment securities                                                                     15,915              18,067

 Loans held for sale                                                                        5,516               3,292
 Loans                                                                                     73,411              63,022
   Less: Allowance for loan losses                                                         (1,585)             (1,467)
 Loans, net                                                                                71,826              61,555

 Premises and equipment, net                                                                1,186               1,191
 Foreclosed real estate                                                                     1,012               1,152
 Accrued interest receivable                                                                  696                 607
 Other assets                                                                                 427                 926

 TOTAL ASSETS                                                                            $129,069            $115,431

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                          $ 25,179            $ 17,800
   Interest-bearing deposits                                                               89,470              84,089
     Total deposits                                                                       114,649             101,889

 Accrued expenses and other liabilities                                                       543                 446

 Total liabilities                                                                        115,192             102,335


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                           --                  --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares
    issued and outstanding at September 30, 1996 & December 31, 1995                          109                 109
   Paid-in capital - stock options                                                            534                 534
   Additional paid-in capital                                                              25,259              25,259
   Accumulated deficit                                                                    (12,035)            (13,043)
   Net unrealized gain on securities available for sale                                        10                 237
 Total shareholders' equity                                                                13,877              13,096

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $129,069            $115,431


See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                    Nine months ended September 30,

 In thousands, except per share data                                                1996                        1995

 INTEREST INCOME:
 Interest and fees on loans                                                        $5,375                      $4,870
 Taxable interest on securities                                                       806                         949
 Interest on Federal funds sold                                                       410                         404
 Interest on deposits with banks                                                       49                           9
 Total interest income                                                              6,640                       6,232

 INTEREST EXPENSE
 Interest on deposits                                                               2,448                       2,245
 Interest on short-term borrowings                                                      0                          13
 Total interest expense                                                             2,448                       2,258

 NET INTEREST INCOME                                                                4,192                       3,974
 Provision for loan losses                                                              0                          57
 Net interest income after provision for loan losses                                4,192                       3,917

 NONINTEREST INCOME
 Service charges on deposit accounts                                                  301                         331
 Gain on sale of assets and transfer of liabilities                                     0                       1,000
 Other income                                                                         102                         151
 Total noninterest income                                                             403                       1,482

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                     1,930                       2,122
 Occupancy expense                                                                    358                         438
 Furniture and equipment expense                                                      110                         101
 Other expense                                                                      1,189                       1,571
 Total noninterest expense                                                          3,587                       4,232

 Income before income taxes                                                         1,008                       1,167
    Income taxes                                                                       --                           4

 NET INCOME                                                                        $1,008                      $1,163

 Income Per Common Share
    Primary                                                                         $0.09                       $0.12
    Fully Diluted                                                                    0.09                        0.12




 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                    Three months ended September 30,

 In thousands, except per share data                                                1996                        1995
 INTEREST INCOME:
 Interest and fees on loans                                                        $1,932                      $1,591
 Taxable interest on securities                                                       242                         284
 Interest on Federal funds sold                                                       154                         174
 Interest on deposits with banks                                                       13                           5
 Total interest income                                                              2,341                       2,054

 INTEREST EXPENSE
 Interest on deposits                                                                 850                         781
 Interest on short-term borrowings                                                      0                           1
 Total interest expense                                                               850                         782

 NET INTEREST INCOME                                                                1,491                       1,272
 Provision for loan losses                                                              0                          22
 Net interest income after provision for loan losses                                1,491                       1,250

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   93                         108
 Other income                                                                          33                          54
 Total noninterest income                                                             126                         162

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                       656                         574
 Occupancy expense                                                                    123                          92
 Furniture and equipment expense                                                       43                          24
 Other expense                                                                        400                         494
 Total noninterest expense                                                          1,222                       1,184

 Income before income taxes                                                           395                         228
    Income tax                                                                         --                           4

 NET INCOME                                                                          $395                        $224

 Income Per Common Share
    Primary                                                                         $0.03                       $0.02
    Fully Diluted                                                                    0.03                        0.02




 See accompanying notes to consolidated financial statements

 SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)                                                                                      Nine Months Ended September 30,

                                                                                                       1996                1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                                              $   1,008        $   1,163
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation                                                                                              93              115
      Provision for loan losses                                                                                  0               57
      Provision for losses on foreclosed real estate                                                             0               95
      Stock option compensation expense                                                                          0              362
      Originations of loans held for sale                                                                   (2,224)          (1,874)
      Net accretion on securities                                                                              (41)             (84)
      Increase (decrease) in deferred loan fees                                                                 28              (31)
      Decrease in accrued income and other assets                                                              410               47
      Increase (decrease) in accrued expenses and other liabilities                                             99             (113)
      Income tax refunds received                                                                                0              185
      Loss (gain) on sale of foreclosed real estate                                                             12              (85)
      Gain on sale of assets and transfer of liabilities                                                         0           (1,000)
      Loss on write-off of fixed assets                                                                          0              104

 Net cash used by operating activities                                                                        (615)          (1,059)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease (increase) in deposits with other banks                                                      1,158             (120)
   Net increase in Federal funds sold                                                                       (5,854)          (3,685)
   Purchases of available for sale securities                                                               (3,179)          (6,576)
   Proceeds from sales of available for sale securities                                                          0              709
   Proceeds from maturities of available for sale securities                                                 5,000           10,450
   Proceeds from prepayments of principal on securities                                                        146               52
   Net increase in loans                                                                                   (10,300)          (8,449)
   Net purchases of premises and equipment                                                                     (88)             (73)
   Proceeds from sale of foreclosed real estate                                                                126            1,720
   Cash transferred on sale of assets & transfer of liabilities                                                  0           (1,346)
   Consideration paid on sale of assets & transfer of liabilities                                                0             (754)

   Net cash used in investing activities                                                                   (12,991)          (8,072)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                                                           12,760            9,411
   Net increase in securities sold under agreements to repurchase                                                0              423
   Proceeds from sale or issuance of common stock                                                                0               37

   Net cash provided by financing activities                                                                12,760            9,871

 Net (decrease) increase in cash and due from banks                                                           (846)             740
 Cash and due from banks at beginning of period                                                              9,931            7,005

 Cash and due from banks at end of period                                                                    9,085            7,745

 Interest paid                                                                                               2,465            2,247
 Income taxes paid                                                                                               0                4

               See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. A former subsidiary, Suburban Bank of Virginia, N.A., a National Bank in Liquidation ("Suburban Virginia"), was merged into Suburban Maryland on August 18, 1995. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

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

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1996 (in thousands):

                                                                                 Gross                Gross            Estimated
                                                            Amortized       Unrealized           Unrealized                 Fair
                                                                 Cost            Gains               Losses                Value
 U.S. Treasury notes                                          $ 7,922             $ 35              $  (12)              $ 7,945
 Federal agencies                                               6,793               28                 (34)                6,787
 Mortgage-backed obligations of federal agencies                  168                1                  (3)                  166
 Collateralized mortgage obligations                               35              ---                  ---                   35
 Other                                                            987                3                  (8)                  982

 Total investment securities                                  $15,905             $ 67              $  (57)              $15,915

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

         The amortized cost and estimated fair value for securities at September 30, 1996, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

 In thousands                                  Amortized Cost    Estimated Fair Value

 Due in one year or less                              $ 7,013                 $ 7,031
 Due after one year through 5 years                     8,689                   8,683
 Due after 5 years through 10 years                       ---                     ---
 Due after 10 years                                        35                      35
 Mortgage-backed securities                               168                     166

 Total                                                $15,905                 $15,915

         There were no sales of securities in the nine months ended September 30, 1996; in the same period of 1995, proceeds from sales of available for sale securities were $709,000, including gross gains of $3,000 and gross losses of $3,000. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $10,000 at September 30, 1996 and $237,000 at December 31, 1995.

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

         The recorded investment in loans that were considered to be impaired under SFAS No. 114 was $2,228,000 and $1,592,000 at September 30, 1996 and December 31, 1995, respectively, for which the related allowance for loan losses was $284,000 and $313,000, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was $1,757,470, and during the year ended December 31, 1995, the average was approximately $2,561,000. For the first nine months of 1996 and 1995, there was no interest income recognized on impaired loans during the time within that period that the loans were impaired.

         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,129,000 at September 30, 1996 and $1,173,000 at December 31, 1995. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at September 30, 1996. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                                     Nine Months Ended
                          in thousands                                               September 30, 1996
                                                                                     ------------------
                          Balance at beginning of period                                      $ 1,467
                          Provision for loan losses                                                 0
                          Loans charged off                                                      ( 72)
                          Recoveries                                                              190
                                                                                     ------------------
                          Balance at end of period                                            $ 1,585
                                                                                     ==================


NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands):

                                                                     September 30, 1996          December 31, 1995
                                                                     ------------------          -----------------
           Commercial land                                                    $  546                     $  546
           Residential land                                                      254                        254
           Commercial property                                                   567                        567
           Residential property,  1-4 family                                       0                        147
                                                                     ------------------          -----------------

           Total                                                               1,366                      1,514
             Allowance for losses                                               (354)                      (362)
                                                                     ------------------          -----------------
           TOTAL FAIR VALUE                                                   $1,012                     $1,152
                                                                     ==================          =================


         Activity in the allowance for losses on foreclosed real estate for the nine months ended September 30, 1996 is as follows (in thousands):


                  Beginning balance                                $362
                  Provision for losses                                0
                  Dispositions, net                                  (8)
                  Charge-offs, net of recoveries                      0
                                                                   -----
                  Ending balance                                   $354

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

         In accordance with the provisions of FDICIA, Suburban Maryland was classified as well capitalized as of September 30, 1996 and December 31, 1995.


                                                           September 30, 1996             December 31, 1995
                                                           ------------------             -----------------
            Tier 1/Average Assets                                     9.03%                         8.72%
            Tier 1/Risk-weighted Assets                              12.44%                        13.07%
            Total Capital/Risk-Weighted Assets                       13.70%                        14.33%

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

         At September 30, 1996, the Company had outstanding letters of credit and commitments to extend credit of $594,000 and $9,069,000, respectively. The fair value of these off-balance-sheet financial instruments, based on fees that would be charged to enter similar arrangements, is immaterial.

         The estimated fair values of the Company's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                                   September 30, 1996                         December 31, 1995

 In thousands                              Carrying Amount       Fair Value          Carrying Amount          Fair Value
                                           ---------------------------------         ------------------------------------
 Assets:
 Cash and due from banks                           $ 9,085          $ 9,085                  $ 9,931             $ 9,931
 Interest-bearing deposits with banks                1,062            1,062                    2,220               2,220
 Federal funds sold                                 22,344           22,344                   16,490              16,490
 Investment securities available for                15,915           15,915                   18,067              18,067
 sale
 Net loans                                          77,342           78,627                   64,847              66,388
   (including loans held for sale)                     696              696                      607                 607
 Interest receivable

 Liabilities:
 Noninterest-bearing deposits                       25,179           25,179                   17,800              17,800
 Interest-bearing deposits                          89,470           90,181                   84,089              85,065
 Interest payable                                       54              543                       70                  70


NOTE G - SIGNIFICANT EVENT

         William R. Johnson, President and Chief Operating Officer of Suburban Bancshares, Inc. and President and Chief Executive Officer and Director of Suburban Bank of Maryland, has announced that he will step down from those positions at the beginning of 1997. He will serve in his current capacities until that time, after which he will serve as an advisor to the Chairman and the Boards of Directors.

         A search for Mr. Johnson's replacement is underway.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the nine months ended September 30, 1996 and 1995. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported earnings of $1,008,000 for the nine months ending September 30, 1996, a decrease of $155,000, or 13.3%, from the $1,163,000 reported for the first nine months of 1995. Extraordinary items in 1995 totaling $506,000 included the sale of the Virginia bank subsidiary, a stock option expense and gains on nonperforming assets. The 1996 earnings for the first nine months of the year are 53.4% above core earnings in 1995.

         Total assets reached $129.1 million at September 30, 1996, a $23.2 million, or 21.9%, increase from $105.9 million at September 30, 1995 and $13.6 million or 11.8% above total assets of $115.4 million at December 31, 1995. Loans continued to climb, reaching $78.9 million at September 30, 1996, $12.6 million, or 19.0% above total loans of $66.3 million at year-end.

         Average assets were $109.9 million for the first nine months of 1996, $7.2 million or 7.0% above average assets of $102.7 million for the same period of 1995. This increase was achieved in spite of the sale of substantially all of the assets and deposits of the Virginia subsidiary during the same period in 1995. The Company has replaced those assets and deposits of approximately $12.5 million and has exceeded year ago average assets by $7.2 million.

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

         Net interest income rose $218,000, or 5.5%, from $3,974,000 for the first nine months of 1995 to $4,192,000 in 1996, the net result of higher loan volume offset in part by lower yields on loans and a higher cost of funds. Most of this increase in net interest income occurred in the third quarter of 1996.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1996, the net interest margin was 5.55%, falling 7 basis points from 5.62% in the same period of 1995, the result of a relatively stable yield on total earning assets offset by rising funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest bearing funds rose in the first nine months of 1996 as compared to 1995. Average earning assets rose $6.4 million, or 6.8%, from $94.5 million in 1995 to $100.9 million in 1996, and average interest bearing funds rose $4.1 million, or 5.6%, from $73.4 million to $77.5 million for the same periods. As a percentage of average assets, earning assets remained stable at 92% for both periods; however, average interest bearing funding sources rose from 79.4% of total funding sources in the first nine months of 1995 to 80.8% in the same period in 1996, resulting in a higher cost of funds.

         Changes in the mix of both earning assets and funding sources were key determinants of the changes in net interest income in the first nine months of both 1996 and 1995. Although the change in the volume of total average earning assets and interest-bearing funding sources in 1996 was only 6.8% and 5.6% respectively, the mix of those assets and liabilities changed significantly. Average loans rose to 71.5% of average earning assets for the first nine months of 1996 from 67.9% in 1995, while investment securities and other short-term investments, which characteristically earn lower yields, declined from 32.1% of earning assets in 1995 to 28.5% in 1996. Changes in the mix of interest-bearing funds were also notable as the primary growth in funding sources was in money market deposit accounts while lower-cost savings and interest checking declined. Time deposits and borrowed funds were unchanged from the first nine months of 1995 to the same period of 1996; however, interest expenses increased as the rate paid for these deposits increased 30 basis points. The cost of savings and interest checking accounts decreased slightly in 1996 from the first nine months of 1995; as average balances fell $4.9 million from $22.1 million in 1995 to $17.2 million in 1996, rates paid on these accounts rose from 2.62% in 1995 to 2.87% in 1996 offsetting the volume decrease. As other account balances declined or remained stable, money market deposit account balances grew substantially, reaching an average of $36.6 million for the nine months ending September 30, 1996, an $9.0 million, or 32.4%, increase from $27.6 million in 1995. Money market accounts were 47.2% of average interest bearing funds in 1996, a significant increase over 1995 at 37.6%. The overall shift in the mix of interest bearing funds was accompanied by a rate increase of 11 basis points, both of which contributed to a higher interest expense.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields decreased only 19 basis points, from 10.14% for the first nine months of 1995 to 9.95% in 1996, even though national prime rates, on which most loans are priced, were 59 basis points lower in the first nine months of 1996 than in the same period of 1995. Investment yields rose 16 basis points from 6.06% for the first nine months of 1995 to 6.22% in 1996 as lower yielding securities matured and the average yield on Federal funds dropped 54 basis points, corresponding to the drop in prime. As market rates were rising in 1995, the cost of funds moved up more slowly, but in early 1996, as market rates began to decline, the change in the cost of funds was again lagging. This delay tended to narrow the spread between the income earned on assets, which changes with market rate changes, and the cost to fund those assets as rates were falling. The net interest spread, the difference between the earning asset yield and the cost of funds, fell to 5.38% in the first half of 1996 from 5.55% in the same period of 1995.

         Net interest income rose $219,000, or 17.2%, from $1,272,000 in the quarter ending September 30, 1995 to $1,491,000 in the same period of 1996. This improvement is the result of a higher percentage of average earning assets in loans, which earn higher yields than other earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Nine Months ended September 30,                                1996                                        1995

                                                                             AVERAGE                                    AVERAGE
                                                AVERAGE                      YIELD          AVERAGE                     YIELD
 ASSETS                                         BALANCE        INTEREST      OR RATE        BALANCE       INTEREST      OR RATE
----------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                           $72,157         $5,375          9.95%       $64,187        $4,870        10.14%
  Investment securities                            17,319            806          6.22%        20,952           949         6.06%
  Fed funds sold & other deposits                  11,487            459          5.34%         9,390           413         5.88%

 Total interest-earning assets                    100,963          6,640          8.78%        94,529         6,232         8.81%

 Noninterest-earning assets:
  Cash and due from banks                           7,052                                       6,133
  Bank property and equipment                       1,188                                       1,041
  Other assets                                      2,178                                       3,395
  Less: Allowance for loan losses                  (1,503)                                     (2,372)

 Total noninterest-earning assets                   8,915                                       8,197

 TOTAL ASSETS                                    $109,878                                    $102,726
----------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings                $53,789         $1,434          3.56%       $49,774        $1,301         3.49%
  Time deposits                                    23,760          1,014          5.70%        23,336           944         5.41%
  Other borrowings                                    ---            ---            ---           348            13         4.99%

 Total interest-bearing liabilities                77,549          2,448          4.22%        73,458         2,258         4.11%

 Noninterest-bearing liabilities:
 Noninterest-bearing deposits                      18,452                                      19,055

 Total funding sources                             96,001          2,448          3.41%        92,513         2,258         3.26%

 Other liabilities                                    460                                         545

 TOTAL LIABILITIES                                 96,461                                      93,058

 Shareholders' equity                              13,417                                       9,668

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                          $109,878                                    $102,726
----------------------------------------------------------------------------------------------------------------------------------

 Net interest income                                              $4,192                                     $3,974

 Net interest spread                                                              5.38%                                     5.55%

 Net interest margin                                                              5.55%                                     5.62%

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

         In the first nine months of 1995, the provision for loan losses was $57,000, and in the third quarter of 1995, there was a provision of $22,000. In the same periods of 1996, there was no provision set aside, as loan quality continued to improve and recoveries of $190,000 offset loans charged off of $72,000.

NONINTEREST INCOME

         Noninterest income was $403,000 in the first three quarters of 1996 and $1,482,000 in the same period of 1995. The significant change from 1995 to 1996 is the result of second quarter 1995 recognition of a premium of $1,000,000 on the sale of the Virginia subsidiary. Also, as foreclosed real estate declined during 1995 and 1996, rental income from those properties was reduced. Deposit account service charges have fallen as a result of the disposition of the accounts transferred from the Virginia subsidiary.

         In the third quarter, noninterest income fell $36,000, or 22.2%, from $162,000 in 1995 to $126,000 in 1996, as both service charges on deposit accounts and rental income from foreclosed properties declined.

NONINTEREST EXPENSES

         Noninterest expenses decreased $645,000, or 15.2%, in the first nine months of 1996 as compared to the same period of 1995, from $4,232,000 to $3,587,000, primarily the result of the closed offices of our former subsidiary in Virginia and the costs associated with the sale in 1995. Salaries and benefits have decreased $192,000, the result of a $327,000 charge to compensation expense in the second quarter of 1995 as stock options became exercisable, which was partially offset by merit increases in 1996. During 1995, sales of foreclosed properties resulted in a gain of $85,000; in 1996, however, a loss of $12,000 was realized.

         In the quarter ending September 30, 1996, noninterest expenses rose from $1,184,000 in 1995 to $1,222,000 in 1996, an increase of $38,000 or 3.2%.
Employee costs were $82,000 higher in 1996 than in 1995 while other expenses were lower by $108,000.

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

         The recorded investment in loans that were considered impaired under SFAS No. 114 was $2,228,000 and $1,592,000 at September 30, 1996 and December 31, 1995, respectively. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,129,000 at September 30, 1996 and $1,173,000 at December 31, 1995.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $1,012,000 at September 30, 1996, and $1,152,000 at December 31, 1995.

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

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. Under the new SFAS No. 114, the allowance for loan losses related to loans that are identified as impaired was based on discounted cash flows using the loans' initial effective interest rates or the fair value of the collateral for certain collateral dependent loans.

         The allowance for loan losses was $1,585,000 at September 30,1996, an increase of $118,000 from $1,467,000 at December 31, 1995. Activity in the allowance for loan losses during the first nine months of 1996 included recoveries of $190,000 and charge-offs of $72,000.

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

         In the first nine months of 1996, the Company's liquidity position changed somewhat as loan volume increased and marketable securities declined; however, the impact has been moderated since almost a third of the growth in average loans was in loans held for sale, which are readily marketable assets. As a percentage of average assets, loans rose to 65.7% for the nine months ending September 30, 1996 from 62.5% in 1995, while marketable securities and overnight investments fell to 26.2% from 29.5%, respectively. This shift in the mix of assets to a lower percentage of readily marketable assets has resulted in a modest reduction in the Company's overall liquidity.

         The Company's liquidity position is strengthened by a relatively stable core deposit base. Core deposits are noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of this deposit base is reflected in a relatively consistent ratio of core deposits to total funding sources; this ratio averaged 75.3% in the first three quarters of 1996, and 74.4% in 1995. Time deposits under $100,000, which are also considered to be stable funding sources, were 20.8% of funding sources in the first nine months of 1996 and 22.2% in 1995. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large certificates of deposit. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have increased slightly as a percentage of average total funding sources from 3.6% in the first nine months of 1995 to 3.9% in 1996.

         Other sources of liquidity and cash flow in the first nine months of 1995, were from the sales of properties obtained through foreclosure which generated cash of $1,720,000 and from securities sales and maturities which provided cash inflow of $11.2 million. In 1996, maturing securities generated cash of $5.0 million.

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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $781,000, or 6.0%, in the first nine months of 1996 to $13,877,000 at September 30, 1996 from $13,096,000 at
December 31, 1995. Earnings of $1,008,000 were partially offset by a decrease of $227,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not
subject to a written agreement, order or directive.   At December 31, 1995 and
September 30, 1996, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and will apply to the Company at such time as its total assets reach $150 million. At September 30, 1996, Suburban Maryland reported at Tier 1 risk-based capital ratio of 12.44% and a ratio of 13.70% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most bank's required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1996, the leverage capital ratio for Suburban Maryland was 9.03%.





PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 (a) The following documents are filed as part of this report.

                          Exhibit #        Description
                          ---------        -----------
                          11.0             Computation of per share earnings

                          27.0             Financial Data Schedule


                 (b) No reports on Form 8K were filed in the quarter ended September 30, 1996.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SUBURBAN BANCSHARES, INC.
                                  (Registrant)




Date:   November 12, 1996          William R. Johnson
       -----------------------     ----------------------------------------
                                   William R. Johnson
                                   President and Chief Operating Officer





Date:   November 12, 1996          Sibyl S. Malatras
       -----------------------     ----------------------------------------
                                   Sibyl S. Malatras
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)