Form 10-K
period 1996-12-31
SUBURBAN BANCSHARES INC
filed 1997-03-25
CIK 768177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year Ended  December 31, 1996
                          -----------------------------------------------------

Commission File Number  0-16595
                       --------------------------------------------------------

                           SUBURBAN BANCSHARES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant's as specified in its charter)

                           Delaware                                                              54-1319411
-------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. Employer Identification Number)


7505 Greenway Center Drive                Greenbelt, Maryland                                         20770
-------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                                            (Zip Code)

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


-------------------------------------------------------------------------------
                 (Former address if changed since last report)

                    Common Stock, Par Value $0.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Name of each Exchange on which registered:        N/A
                                          -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates on March 3, 1997, based on the average of the closing bid and asked prices of such stock on that date: Approximately $22,189,480
                         --------------------------


Common Stock   $0.01 Par Value           Outstanding at March 3, 1997
------------------------------           ----------------------------
           (class)                                10,951,218

                      Documents Incorporated by Reference

Portions of the Corporation's 1996 Annual Report to Shareholders are incorporated by reference in Part II to the extent provided in Items 5, 6, 7 and 8 hereof.

Portions of the Corporation's definitive proxy statement relating to the 1997 annual meeting of shareholders are incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.


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

         On May 12, 1995, the Company completed the disposition of most of the assets and all of the deposit liabilities of Suburban Virginia to Tysons Financial Corporation and its subsidiary, Tysons National Bank ("Tysons") in McLean, Virginia. Assets transferred to Tysons included all cash and cash equivalents, investments, loans (excluding non-performing and other loans totaling $3.1 million) and interest receivable associated with those loans, and fixed assets in one of Suburban Virginia's two branches. Liabilities assumed by Tysons included all deposit accounts, securities sold under agreements to repurchase and interest payable associated with those liabilities. At closing, the Company paid Tysons $754,000 in cash, representing (1) the amount by which the liabilities transferred exceeded the assets transferred, less (2) the $1 million premium Tysons had agreed to pay the Company for the assets acquired.

         On August 18, 1995, the remaining assets and liabilities of Suburban Virginia were merged into Suburban Maryland (the "Bank") in a transaction accounted for as a pooling of interests. Assets of Suburban Virginia on that date were $2,823,000 and capital was $2,756,000.

         In October 1996, William R. Johnson, President and Chief Operating Officer of the Company and President and Chief Executive Officer and Director of the Bank, announced that he would step down from those positions at the beginning of 1997, after which he would serve as an advisor to the Chairman and the Board of Directors. On January 2, 1997, Stephen A. Horvath was named President and Chief Operating Officer of Suburban Bancshares, Inc. and President and Chief Executive Officer of Suburban Bank of Maryland. Mr. Horvath will also serve as a Director on the Boards of Directors of the Company and the Bank.

         Currently the Company has a total of six offices located in the Maryland suburbs of Washington, D.C. in the communities of Greenbelt, Capitol Heights, Clinton, Oxon Hill, Rockville and Bethesda. The counties of Prince George's and Montgomery are the Company's primary markets, but also served are the surrounding counties in Maryland and the District of Columbia.

         The Bank provides a variety of general commercial and retail banking services, which include lending, depository, and related financial services to business and professional customers, as well as retail customers, on a personalized basis. The primary focus of the Bank is toward the small businesses and professionals and their employees in their market service areas, providing such services as SBA (Small Business Administration) loans, commercial loans, asset-based and government contract loans, commercial and residential real estate loans, and consumer-type loans such as home equity, vehicle, home improvement and personal loans. The Bank also offers ATM access, credit cards and other financial services.

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

EMPLOYEES

         As of March 3, 1997, the Company employed 62.5 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be satisfactory.

SUPERVISION AND REGULATION

OVERVIEW

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

         Suburban Maryland is a Maryland state-chartered non-member bank and is subject primarily to regulation and examination by the Commissioner of Financial Regulation for the State of Maryland (the "Commissioner") and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures Suburban Maryland's deposits to the maximum extent permitted by law.

BANK HOLDING COMPANY REGULATIONS

         As a bank holding company, the Company can engage in banking-related activities as permitted by the Federal Reserve Board, directly or through newly-formed subsidiaries or by acquiring companies already established in such activities subject to the FRB regulations relating to those activities. However, except for activities related to its operation as the holding company of the Bank, the Company does not anticipate engaging in any other banking-related activity in the foreseeable future.

CAPITAL ADEQUACY

         The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or event since that notification that management believes have changed the Bank's category.

         The Bank's actual capital amounts and ratios are presented in the table below:


                                                                     FOR CAPITAL        TO BE WELL
                                                     ACTUAL       ADEQUACY PURPOSES     CAPITALIZED

 $ in thousands                                 AMOUNT    RATIO    AMOUNT     RATIO    AMOUNT    RATIO
 As of December 31, 1996:
    Total capital (to risk-weighted assets):    $12,292   15.36%   $6,397     8.00%    $7,996    10.00%
    Tier 1 capital (to risk-weighted assets):    11,286   14.10     3,198     4.00      4,798     6.00
    Tier 1 capital (to average assets):          11,286    9.47     4,766     4.00      5,958     5.00


 As of December 31, 1995:
     Total capital (to risk-weighted assets):   $ 9,862   14.33%   $5,506     8.00%    $6,883    10.00%
     Tier 1 capital (to risk-weighted assets):    8,994   13.07     2,753     4.00      4,130     6.00
     Tier 1 capital (to average assets):          8,994    8.72     4,125     4.00      5,156     5.00

                            STATISTICAL INFORMATION

         The following tables present statistical information relating to Suburban Bancshares, Inc. and its subsidiaries on a consolidated basis.

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The table presented below shows average balances, net interest income and net interest margin:

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (in thousands)

 Years ended December 31,                   1996                               1995                          1994

 Assets                        Average   Interest   Average     Average     Interest  Average   Average  Interest     Average
                               Balance              Yield or    Balance               Yield or  Balance               Yield or
                                                    Rate                              Rate                            Rate
 Interest-earning assets:
  Loans                        $74,014    $7,409     10.01%   $64,616      $6,525     10.10%  $60,577    $5,511          9.10%
  Investment securities         17,325     1,080      6.23%    20,235       1,229      6.07%   19,155     1,043          5.45%
  Fed funds sold & other
  deposits                      13,017       687      5.28%    10,377         604      5.82%   14,932       602          4.03%

 Total interest-earning
 assets                        104,356     9,176      8.79%    95,228       8,358      8.78%   94,664     7,156          7.56%

 Noninterest-earning
 assets:
   Cash and due from banks       7,073                          6,322                           6,716
   Bank property and
   equipment                     1,213                          1,045                           1,220
   Other assets                  2,155                          3,124                           5,102
   Less: Allowance for loan
   losses                       (1,525)                        (2,342)                         (2,565)

 Total noninterest-earning
 assets                          8,916                          8,149                          10,473

 TOTAL ASSETS                 $113,272                       $103,377                        $105,137

 Liabilities and
 shareholders' equity

  Interest-bearing
  liabilities:
  Checking, money market &
  savings                      $56,186    $2,030      3.61%   $50,455      $1,816      3.60%  $50,687    $1,300          2.56%
  Time deposits                 23,499     1,332      5.67%    23,416       1,290      5.51%   23,713     1,056          4.45%
  Other borrowings                 --        --         --        261          13      4.83%      605        21          3.45%

 Total interest-bearing
 liabilities                    79,685     3,362      4.22%    74,132       3,119      4.21%   75,005     2,377          3.17%

 Noninterest-bearing
 liabilities:
  Noninterest-bearing
  deposits                      19,332                         18,612                          20,635

 Total funding sources          99,017     3,362      3.39%    92,744       3,119      3.36%   95,640     2,377          2.49%

 Other liabilities                 495                            553                             763

 TOTAL LIABILITIES              99,512                         93,297                          96,403

 Shareholders' equity           13,760                         10,080                           8,734

 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY         $113,272                       $103,377                        $105,137

 Net interest income                      $5,814                           $5,239                        $4,779

 Net interest spread                                  5.40%                            5.42%                             5.07%

 Net interest margin                                  5.57%                            5.50%                             5.05%

Basis of preparation: Amounts are in thousands; balances are presented as annualized daily averages; nonaccrual loans are included in the loan category as earning assets.

         The following table presents the dollar amount of change in interest income and expense and the corresponding amounts attributable to changes in rate and to changes in volume:

NET INTEREST INCOME ANALYSIS

                                                                1996 OVER 1995                           1995 OVER 1994
                                                   ------------------------------------------------------------------------------
      (in thousands)                                INCREASE           CHANGE DUE TO           INCREASE          CHANGE DUE TO
                                                                  ----------------------                    ---------------------
                                                   (DECREASE)        RATE         VOLUME      (DECREASE)       RATE       VOLUME
                                                   ------------------------------------------------------------------------------

     Interest-Earning Assets:

        Loans                                         $    885      $     (56)    $   941       $    1,014      $   631    $  383

        Taxable investment securities                     (150)            31        (181)             186          125        61

        Money market investments                            83            (60)        143                2          219      (217)
                                                   ------------------------------------------------------------------------------
     Total Interest-Earning Assets                         818            (85)        903            1,202          975       227

     Interest-Bearing Liabilities:

        Checking, savings & money markets                  214              7         207              516          522        (6)

        Time deposits                                       42             37           5              234          247       (13)

        Fed funds purchased/repurchase agreements          (13)            --         (13)             (8)            6       (14)
                                                   ------------------------------------------------------------------------------
     Total Interest-Bearing Liabilities                    243             44         199              742          775       (33)

                                                   ==============================================================================
     NET INTEREST INCOME                              $    575      $    (129)    $   704       $      460      $   200    $  260
                                                   ==============================================================================

NOTE: The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

INTEREST RATE SENSITIVITY AND RISK MANAGEMENT

         Interest rate sensitivity is an important factor in the management of the composition and maturity configurations of the Company's earning assets and funding sources. The Bank's Asset/Liability Management Committee manages the interest rate sensitivity position of the Bank in order to maintain an appropriate balance between the maturity and repricing characteristics of assets and liabilities that are consistent with the Bank's liquidity, growth, risk, profitability and capital adequacy goals. The Bank's policies are to maximize net interest margins during periods of volatile, as well as stable, interest rates, to attain earnings growth and to maintain sufficient liquidity to satisfy depositors' requirements and meet credit needs of customers in light of local competitive factors. The Bank's policies reflect a goal of maintaining a relatively neutral position to limit the volatility in interest income resulting from rate fluctuations.

         The following table summarizes the anticipated maturities or repricing of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. The table shows the Company's interest sensitivity gap (i.e., interest-earning assets less interest-bearing liabilities maturing within the same time frame), and the cumulative interest sensitivity gap ratio (i.e., cumulative interest sensitivity gap as a percentage of total assets). The Company's cumulative gap ratios at December 31, 1995 were negative up to one (1) year. A negative interest sensitivity gap for any time period means that more interest-bearing liabilities will reprice or mature during that time period than interest-earning assets. During periods of falling interest rates, a short-term negative interest sensitivity gap position would generally increase earnings, and during periods of rising interest rates, a short-term negative interest sensitivity gap position would generally decrease earnings.

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

                                                                     Interest Rate Sensitivity Analysis
                                                                               December 31, 1996

                                                   3 months or   Over 3 months      Over 6     Over 1 year      Total
                                                       less       to 6 months    months to 1
in thousands                                                                         year
Interest-earning assets:
   Federal funds sold                                  $ 12,215         $    --      $    --       $     --     $ 12,215
   Investments                                            1,411           2,008        2,006         15,865       21,290
   Loans (1)                                             48,063           6,375        7,475         16,828       78,741
      Total interest-earning assets                      61,689           8,383        9,481         32,693      112,246

Interest-bearing liabilities:
   Interest checking deposits                          $  8,944         $    --      $    --        $    --      $ 8,944
   Money market & savings deposits                       55,419              --           --             --       55,419
   Time deposits                                          8,195           4,218        4,263          5,389       22,065
      Total interest-bearing liabilities                 72,558           4,218        4,263          5,389       86,428

CUMULATIVE GAP                                         $(10,869)        $(6,704)     $(1,486)       $25,818      $25,818
CUMULATIVE GAP TO TOTAL ASSETS                            -8.62%          -5.32%       -1.18%         20.48%       20.48%

(1) Includes loans held for sale of $5,933 and excludes nonaccrual loans of $771.


         The following table presents the contractual maturity distribution and interest-rate sensitivity of the Company's commercial and real estate loans at December 31, 1996 (in thousands). The Company's experience indicates that certain loans, on an individual basis, will be renewed, rescheduled or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.


                                                                        REMAINING MATURITIES
                                              ------------------------------------------------------------------------------
                                              1 YEAR OR LESS       1 TO 5 YEARS      DUE AFTER 5 YEARS         TOTALS
                                              ------------------------------------------------------------------------------
 CONSTRUCTION                                       $    4,671           $    2,893          $    2,380          $    9,944
 REAL ESTATE                                             9,190               15,277              10,690              35,157
 COMMERCIAL                                             11,677                7,793               2,471              21,941
                                              ------------------------------------------------------------------------------

 TOTAL                                              $   25,538           $   25,963          $   15,541          $   67,042
                                              ==============================================================================
 INTEREST RATE SENSITIVITY
 VARIABLE RATE                                      $   20,123           $   16,096          $   12,474          $   48,693
 FIXED RATE                                              5,415                9,867               3,067              18,349
                                              ------------------------------------------------------------------------------

 TOTAL                                              $   25,538           $   25,963          $   15,541          $   67,042
                                              ==============================================================================

II.      INVESTMENT PORTFOLIO

         The following table shows the estimated fair value of the investment portfolio of the Company by category at December 31 (dollars in thousands):

                                                           1996          1995         1994
                                                           ----          ----         ----

 U.S. Treasury                                              $ 7,379      $ 9,638      $14,705
 Federal Agencies                                            12,921        7,079        7,722
 Mortgage-back obligations ("MBO")                              166          311          366
 Collateralized mortgage obligations ("CMO")                     34           44           53
 Other                                                          790          995        1,227
                                                            -------      -------      -------

 TOTAL                                                      $21,290      $18,067      $24,073
                                                            =======      =======      =======

         See NOTE D to the Consolidated Financial Statements for a breakdown by classification as to available for sale and held to maturity.

         The table presented below sets forth by type and contractual maturity the Company's investment securities as of December 31, 1996 (dollars in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

 Maturity - estimated            U.S.         Federal       MBO's      CMO's       Other       Total      Yield
      fair value              Treasuries      Agencies
-----------------------      ------------    ----------   ---------  ---------   ----------   ---------   -------

 1 Year or less                  $3,008       $ 2,284     $     -      $    -    $     -      $ 5,292        6.22%
 greater than
   1 to 5 Years                   4,371         9,650          58           -        790       14,869        6.28%
 greater than
   5 to 10 Years                      -           987         108           -          -        1,095        6.55%
 Over 10 Years                        -             -           -          34          -           34        6.42%
                              ----------    ----------  ----------  ---------- ----------   ----------   ----------
 Total estimated
    fair value                   $7,379       $12,921     $   166      $   34    $   790      $21,290        6.28%
                              ==========    ==========  ==========  ========== ==========   ==========   ==========

 Yield                            6.23%         5.80%       7.50%       6.42%      6.25%        6.28%

 Weighted Average
 Maturity in Years                 1.40          2.86       12.98       20.82       2.61         2.45

III.     LOAN PORTFOLIO

         The following table presents the major categories of the Company's loan portfolio at December 31 (in thousands):


                                           1996            1995          1994
                                        ---------       ---------      ---------
 Construction                              $ 9,944        $ 4,461       $ 1,353
 Real Estate                                35,157         32,098        40,327
 Commercial                                 21,941         20,030        17,246
 Individual                                  5,046          4,622         5,349
 Other                                       1,360          1,811           250
                                          ---------      ---------     ---------
                                           $73,448        $63,022       $64,525
 Less: Allowance for loan losses            (1,508)        (1,467)       (2,750)
                                          ---------      ---------     ---------
 Total loans, net                          $71,940        $61,555       $61,775
                                          =========      =========     =========

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

         The Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at December 31, 1996, 1995 or 1994. Nonaccrual and restructured loans are classified as loans in the accompanying schedules and the Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (dollars in thousands):

 December 31,                                                              1996            1995              1994
---------------------------------------------------------------------------------------------------------------------

 Nonaccrual loans                                                          $  771          $1,592            $3,720
 Foreclosed real estate                                                       212           1,152             3,018
                                                                            -----           -----             -----

 Total nonperforming assets                                                $  983          $2,744            $6,738
---------------------------------------------------------------------------------------------------------------------

 Loans classified as nonaccrual but contractually current                  $    1          $  105            $2,083
---------------------------------------------------------------------------------------------------------------------

 Restructured loans classified as nonaccrual                                   --              88               713
 Restructured loans accruing                                                1,088           1,173             1,312
                                                                            -----           -----             -----

 Total restructured loans                                                  $1,088          $1,261            $2,025
---------------------------------------------------------------------------------------------------------------------

There were two loans past due 90 days or more and still accruing at December 31, 1996 totaling $35,000 There were no loans past due 90 days or more and still accruing at December 31, 1995 or 1994.

         The gross interest income that would have been received during the year ended December 31, 1996 on nonaccrual and accruing restructured loans had such loans been current in accordance with their original terms throughout the year was approximately $266,000 and $119,000, respectively. Recorded interest income was approximately $136,000 on troubled debt restructurings. No interest income was recorded on loans classified as nonaccrual in 1996.

         The following schedule presents a breakdown by type of property of foreclosed real estate (in thousands):

---------------------------------------------------------------------------------------------
 Years ended December 31,                    1996              1995              1994
---------------------------------------------------------------------------------------------

 Commercial land                           $    --            $  546              $  671
 Residential land                               --               254               1,416
 Commercial property                           265               567               1,098
 1-4 family residential                         --               147                 581
---------------------------------------------------------------------------------------------

 Total                                         265             1,514               3,766
   Allowance for losses                        (53)             (362)               (748)
---------------------------------------------------------------------------------------------

 Total estimated fair value                $   212            $1,152              $3,018
=============================================================================================


         Activity in the allowance for losses on foreclosed real estate is as follows:

---------------------------------------------------------------------------------------------
                                           1996              1995               1994
---------------------------------------------------------------------------------------------

 Balance at beginning of year                 $   362             $ 748               $ 847
 Provision for losses                              --               231                 264
 Dispositions, net                               (309)             (597)                (41)
 Charge-offs, net of recoveries                    --               (20)               (322)
---------------------------------------------------------------------------------------------

 Balance at end of year                       $    53             $ 362               $ 748
---------------------------------------------------------------------------------------------


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

         The following table shows activity affecting the allowance for possible loan losses for the periods indicated (dollars in thousands):

 December 31,                                 1996        1995         1994
                                              ----        ----         ----

 Balance at beginning of period                $1,467      $2,750      $2,486
 Provision for loan losses                       (227)       (260)         39
 Loans charged off:
    Construction                                    0           0           0
    Real Estate                                   228         657         152
    Commercial                                    168         639         200
    Individual                                     48          44          60
    Other                                           0           0           0
                                               ------      ------      ------
 Total loans charged off                         $444      $1,340        $412

 Recoveries
    Construction                                    0           0           0
    Real Estate                                   182          38          25
    Commercial                                    517         243         497
    Individual                                     13          36         115
    Other                                           0           0           0
                                               ------      ------      ------
 Total recoveries                                $712        $317        $637

 Total allowance at end of period              $1,508      $1,467      $2,750
                                               ======      ======      ======
 Net loans charged off as a % of
 average loans outstanding                     -0.36%       1.58%      -0.37%
                                               ======      ======      ======

         The following is a breakdown of the allowance for loan losses by loan category (dollars in thousands). This breakdown represents management's best judgment as to the allocation of the allowance based on the risk characteristics associated with each category of loans. The allowance is allocated to specific categories of loans for analysis purposes only.



                             12/31/96                     12/31/95                         12/31/94

                    Allowance     Distribution    Allowance      Distribution      Allowance       Distribution
                    Allocation      of Loans      Allocation       of Loans        Allocation        of Loans
                   ================================================================================================

 Construction            $  150          13.54%        $   62             7.08%          $   20            2.09%
 Real Estate                828          47.87%           884            50.93%           1,702           62.50%
 Commercial                 427          29.87%           432            31.78%             861           26.73%
 Individual                  81           6.87%            64             7.34%             160            8.29%
 Other                       22           1.85%            25             2.87%               7            0.39%
                   ------------------------------------------------------------------------------------------------
                         $1,508         100.00%        $1,467           100.00%          $2,750          100.00%
                   ================================================================================================

V.       DEPOSITS

         The following table provides a breakdown by category of deposits of the Company on a daily average basis at the dates indicated (dollars in thousands):

Year ending December 31,                         1996                           1995                    1994
                                      -----------------------------------------------------------------------------------
                                         Average        Average       Average       Average      Average      Average
                                         Amount          Rate         Amount         Rate         Amount        Rate
                                      -----------------------------------------------------------------------------------
Demand deposits                              $19,332        0.00%        $18,612        0.00%      $20,635        0.00%

Money market, savings, and interest

checking                                      56,186        3.61%         50,455        3.60%       50,687        2.56%

Time deposits                                 23,499        5.67%         23,416        5.51%       23,713        4.45%
                                      ---------------               -------------               -----------

TOTAL DEPOSITS                               $99,017                     $92,483                   $95,035
                                      ===============               =============               ===========

         Maturities of certificates of deposit and other time deposits greater than $100,000 outstanding at December 31, 1996 are presented below (dollars in thousands):

                                   Certificates of Deposit           Other Time Deposits
                                 ---------------------------      --------------------------

 Three months or less                                $  434                           $    0
 Over 3 through 6 months                                419                                0
 Over 6 through 12 months                               985                              187
 Over 12 months                                         286                              838
                                 ---------------------------      --------------------------

 TOTAL                                               $2,124                           $1,025
                                 ===========================      ==========================

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity, and certain other ratios for the periods indicated follow:


 Year ended December 31,                          1996                1995                 1994
                                              ---------------------------------------------------
 Return on Average Assets                         4.42%               1.49%                0.21%

 Return on Average Equity                        36.35%              15.29%                2.51%

 Average Equity to Average Assets                12.15%               9.75%                8.31%

 Dividend Payout Ratio                             -                    -                   -

VII.     SHORT-TERM BORROWINGS

         The table below shows balances and rates paid on short-term borrowings:

                                                                1996                  1995                  1994

 (in thousands)                                           Amount      Rate      Amount     Rate      Amount      Rate
==========================================================================================================================
 At year end:
    Securities sold under repurchase agreements             $   -      $   -     $    -         -      $  691      4.86%
--------------------------------------------------------------------------------------------------------------------------

 Average for the year:
    Securities sold under repurchase agreements             $   -      $   -     $  261      4.83%     $  605      3.45%
--------------------------------------------------------------------------------------------------------------------------

 Maximum month-end balance:
    Securities sold under repurchase agreements                                  $1,321                $1,221
==========================================================================================================================



ITEM 2.  Properties

         Suburban Maryland owns and occupies a one-story building located in Capitol Heights, Maryland and occupies leased office and banking space in its other five Maryland locations (Greenbelt, Oxon Hill, Clinton, Bethesda and Rockville). The Greenbelt lease had a five-year initial term which expired
May 31, 1991, and is currently in the first of three five-year renewal option terms. The Oxon Hill lease also had a five-year initial term which expired June 30, 1992, at which time the first of three five-year renewal options was exercised (see "Item 13. Certain Relationships and Related Transactions"). The Rockville lease is currently in its ten-year initial term which expires April 12, 2000 and contains two five-year renewal options, and the Clinton lease is currently in its initial term of seven years, expiring January 1, 2003, and has one five-year renewal option. The Bethesda lease is currently in its initial term of six years which expires September 30, 2002 and includes one five-year renewal option.

ITEM 3.  Legal Proceedings

         As of March 3, 1997, there were no material legal proceedings against Suburban Bancshares, Inc. or its subsidiary.

ITEM 4.  Submission of Matters to Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

         The information contained under the heading "Market for Common Stock" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 6.  Selected Financial Data

         The information contained under the heading "Summary Financial Information" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements together with the report of Stegman and Company thereon appearing in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference thereto. See ITEM 14 for a list of financial statements and notes thereto so incorporated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1996.


                                    PART III


ITEM 10. Directors and Executive Officers

         The information contained under the heading "Directors and Executive Officers" in the Company's definitive proxy statement relating to the Company's 1997 meeting of shareholders is incorporated herein by reference thereto.

ITEM 11. Compensation of Executive Officers and Directors

         The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's 1997 meeting of shareholders is incorporated herein by reference thereto.



ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement relating to the Company's 1997 meeting of shareholders is incorporated herein by reference thereto.

ITEM 13. Certain Relationships and Related Transactions

         The information contained under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the Company's 1997 meeting of shareholders is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)     The following documents are filed as part of this report:

                 1.       Financial Statements

                          As listed in the index to financial statements on page 17 hereof.

                 2.       Financial Statement Schedules

                          Schedule I Indebtedness of and to Related Parties - included in Note N to the Consolidated Financial Statements.

                          Schedule II Guaranties of Securities and Other Issuers has been omitted because the required information is not applicable.

                 3.       Exhibits

                          As listed in the Index to Exhibits on page 17 hereof.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1996.

         (c)     See Item 14.(a)3. above

         (d)     See Item 14.(a)2. above

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCSHARES, INC.

By:      Winfield M. Kelly, Jr.
         ------------------------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         Date:  March 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Winfield M. Kelly, Jr.
         ------------------------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         (Principal Executive Officer and Director)
         Date:  March 15, 1997

By:      Marlin K. Husted
         ------------------------------------
         Marlin K. Husted
         Vice Chairman of the Board
         Date:  March 15, 1997

By:      Stephen A. Horvath
         ------------------------------------
         Stephen A. Horvath
         President, Chief Operating Officer, and Director
         Date:  March 15, 1997

By:      Sibyl S. Malatras
         ------------------------------------
         Sibyl S. Malatras
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)
         Date:  March 15, 1997

By:      Raymond G. LaPlaca
         ------------------------------------
         Raymond G. LaPlaca, Director
         Date:  March 15, 1997

By:      Barbara M. DiNenna
         ------------------------------------
         Barbara M. DiNenna, Director
         Date:  March 15, 1997

By:      Vincent D. Palumbo
         ------------------------------------
         Vincent D. Palumbo, Director
         Date:  March 15, 1997

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report on 1996 Consolidated Financial Statements    *

Consolidated Balance Sheets at December 31, 1996 and 1995                 *

Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                                          *

Consolidated Statements of Changes in Shareholders' Equity for
the Years Ended December 31, 1996, 1995 and 1994                          *

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                                          *

Notes to Consolidated Financial Statements                                *

---------

* Incorporated by reference to the Company's 1996 Annual Report to Shareholders. See ITEM 8 of this report on Form 10-K.




                               INDEX TO EXHIBITS


Exhibit Number                        Description

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

 4.0             Form of Common Stock Certificate of Bancshares 2000, Inc.
                 (Incorporated by reference to Exhibit 4. to Registration Statement No. 33-11380)

 4.1             Form of Common Stock Certificate of Suburban Bancshares, Inc.
                 (Incorporated by reference to Exhibit 4.1 of the 1992 Annual Report on Form 10-K)

10.3 Incentive Stock Option Plan, as adopted by the Board of Directors of Bancshares 2000, Inc., on December 18, 1986 (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-11380)

10.4 Incentive Stock Option Plan, as amended, as adopted at the stockholders' meeting held on October 3, 1989 (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-30727)

10.4a Amendment to Incentive Stock Option Plan, as adopted by the Board of Directors of Suburban Bancshares, Inc., on February 14, 1992 (Incorporated by reference to Exhibit 3.13 of the 1991 Annual Report on Form 10-K)

10.5a Employment Agreement with William R. Johnson dated December 27, 1996 and effective January 1, 1997

10.5b Deferred Compensation Agreement with William R. Johnson dated December 27, 1996

10.5c            Trust Under Deferred Compensation Agreement with William R.
                 Johnson dated December 27, 1996

10.6 Services Agreement with Winfield M. Kelly, Jr. dated January 29, 1997 and effective January 1, 1997

10.7 Employment Agreement with Stephen A. Horvath dated December 9, 1996 and effective January 1, 1997

11.              Computation of per share earnings (loss)

13. Suburban Bancshares, Inc. 1996 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K except for the portions thereof which are specifically incorporated herein by reference)

21.              List of Subsidiaries of Suburban Bancshares, Inc.

23               Consent of Stegman and Company

27.              Financial Data Schedule