Form 10-Q
period 1997-03-31
SUBURBAN BANCSHARES INC
filed 1997-05-13
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    March 31, 1997
                  -------------------------------------------------------------

Commission File Number          0-16595
                      ---------------------------------------------------------


                           SUBURBAN BANCSHARES, INC.
-------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)

                 Delaware                                       54-1319441
-------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)   (I.R.S. Employer Identification No.)


7505 Greenway Center Drive, Greenbelt, Maryland                   20770
-------------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                 (301) 474-6694
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                           No
                     -----                            -----

Common Stock $.01 Par Value                     Outstanding at May 5, 1997
---------------------------                     ---------------------------
        (Class)

                                                   10,951,218 Shares
                                                ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 March 31, 1997


PART  I.  FINANCIAL INFORMATION                                                       PAGE NO.
-------------------------------                                                       --------


Item 1.  Condensed Financial Statements

                 Consolidated Balance Sheets March 31, 1997 (unaudited)
                  and December 31, 1996 (audited)                                        3

                 Consolidated Statements of Operations (unaudited)
                 Three months ended March 31, 1997 and March 31, 1996                    4

                 Consolidated Statements of Cash Flows (unaudited)
                 Three months ended March 31, 1997 and March 31, 1996                    5

                 Notes to Consolidated Financial Statements                             6-10


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     10-15

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,        December 31,
 In thousands                                                                                              1997                1996
                                                                                                     (unaudited)           (audited)
 ASSETS

 Cash and due from banks                                                                               $ 10,259            $  7,848

 Federal funds sold                                                                                      25,355              12,215

 Investment securities                                                                                   22,952              21,290

 Loans held for sale                                                                                      6,025               5,933
 Loans (net of deferred loan fees)                                                                       77,003              73,448
   Less: Allowance for loan losses                                                                       (1,524)             (1,508)
 Loans, net                                                                                              75,479              71,940

 Premises and equipment, net                                                                              1,553               1,314
 Foreclosed real estate                                                                                     212                 212
 Accrued interest receivable                                                                                682                 771
 Deferred income taxes                                                                                    4,046               4,058
 Other assets                                                                                               320                 504

 TOTAL ASSETS                                                                                          $146,883            $126,085

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                        $ 24,378            $ 21,145
   Interest-bearing deposits                                                                            103,992              86,428
     Total Deposits                                                                                     128,370             107,573

 Accrued expenses and other liabilities                                                                     605                 681

 Total liabilities                                                                                      128,975             108,254


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or
        outstanding                                                                                          --                  --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares issued
        and outstanding at March 31, 1997 & December 31, 1996                                               109                 109
   Paid-in capital - stock options                                                                          534                 534
   Additional paid-in capital                                                                            25,259              25,259
   Accumulated deficit                                                                                   (7,845)             (8,041)
   Net unrealized loss on securities available for sale                                                    (149)                (30)
 Total shareholders' equity                                                                              17,908              17,831

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $146,883            $126,085

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                        Three months ended March 31,

 In thousands, except per share data                                                  1997                        1996

 INTEREST INCOME:
 Interest and fees on loans                                                         $1,960                     $1,659
 Taxable interest on securities                                                        336                        286
 Interest on Federal funds sold                                                        195                        126
 Interest on deposits with banks                                                       --                          20
 Total interest income                                                               2,491                      2,091

 INTEREST EXPENSE
 Interest on deposits                                                                  935                        801
 Interest on short-term borrowings                                                     --                          --
 Total interest expense                                                                935                        801

 NET INTEREST INCOME                                                                 1,556                      1,290
 Provision for loan losses                                                              35                         --
 Net interest income after provision for loan losses                                 1,521                      1,290

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   122                        100
 Other income                                                                           49                         36
 Total noninterest income                                                              171                        136

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                        730                        637
 Occupancy expense                                                                     164                        117
 Furniture and equipment expense                                                        52                         29
 Other expense                                                                         444                        355
 Total noninterest expense                                                           1,390                      1,138

 Income before income taxes                                                            302                        288
    Income tax                                                                         106                         --

 NET INCOME                                                                           $196                       $288

 Income Per Common Share
    Primary                                                                          $0.02                      $0.03
    Fully Diluted                                                                     0.02                       0.03

 See accompanying notes to consolidated financial statements

 SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)                                                                                               QUARTER ENDED MARCH 31,

                                                                                                           1997                1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                                $196          $    288
   Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                                             40                29
      Provision for loan losses                                                                                35                --
      Originations of loans held for sale                                                                     (92)           (1,211)
      Net accretion on securities                                                                             (14)              (14)
      (Decrease) increase in deferred loan fees                                                                (7)               24
      Decrease (increase) in accrued income and other assets                                                  273              (134)
      Decrease in accrued expenses and other liabilities                                                      (76)              (47)
      Deferred income taxes                                                                                   106                --

      Net cash provided (used) by operating activities                                                        461            (1,065)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                                                   --             1,071
   (Increase) decrease in Federal funds sold                                                              (13,140)            4,170
   Purchases of available for sale securities                                                              (3,666)           (1,594)
   Proceeds from maturities of available for sale securities                                                1,775             1,000
   Proceeds from prepayments of principal on securities                                                        30                16
   Net increase in loans                                                                                   (3,567)           (1,937)
   Net purchases of premises and equipment                                                                   (276)              (12)
   Gain on sale of fixed assets                                                                                (3)               --

   Net cash (provided) used by investing activities                                                       (18,847)            2,714

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                                                          20,797                79

   Net cash provided by financing activities                                                               20,797                79

 Net increase in cash and due from banks                                                                    2,411             1,728
 Cash and due from banks at beginning of period                                                             7,848             9,931

 Cash and due from banks at end of period                                                                 $10,259           $11,659

 Interest paid                                                                                               $940              $806
 Income taxes paid                                                                                             --                --


               See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

         The Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, manage-ment determines the appropriate designation for securities.

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at March 31, 1997 (in thousands):

                                                            Amortized     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value

 U.S. Treasury notes                                          $ 6,355                 $ 16               $ (28)              $ 6,343
 Federal agencies                                              15,882                   11                (236)               15,657
 Mortgage-backed obligations of federal agencies                  138                    2                  (2)                  138
 Collateralized mortgage obligations                               31                    1                  ---                   32
 Other                                                            789                  ---                  (7)                  782

 Total investment securities                                  $23,195                 $ 30               $(273)              $22,952

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1996 (in thousands):

                                                            Amortized     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value

 U.S. Treasury notes                                          $ 7,345                  $40               $  (6)              $ 7,379
 Federal agencies                                              12,986                   31                 (96)               12,921
 Mortgage-backed obligations of federal agencies                  167                  ---                  (1)                  166
 Collateralized mortgage obligations                               33                    1                  ---                   34
 Other                                                            788                    6                  (4)                  790

 Total securities available for sale                          $21,319                  $78               $(107)              $21,290

         The amortized cost and estimated fair value for securities at March 31, 1997, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

 In thousands                                  Amortized Cost    Estimated Fair Value

 Due in one year or less                              $ 5,930                 $ 5,939
 Due after one year through 5 years                    15,116                  14,906
 Due after 5 years through 10 years                     1,980                   1,937
 Due after 10 years                                        31                      32
 Mortgage-backed securities                               138                     138

 Total                                                $23,195                 $22,952

         There were no sales of securities in the three months ended March 31, 1997 or 1996. The net unrealized holding loss on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $149,000 at March 31, 1997 and $30,000 at December 31, 1996.

NOTE C - IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

         Impaired loans are loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty.

         Information with respect to impaired loans is as follows:

                                                                                  March 31,           December 31,
 in thousands                                                                       1997                  1996

 Impaired loans with a valuation allowance                                                $1,146                $  771
 Impaired loans without a valuation allowance                                                ---                   ---
                                                                                          ------               -------

 Total impaired loans                                                                      1,146                   771

 Allowance for credit losses related to impaired loans                                       209                    78
 Allowance for credit losses related to other than impaired loans                          1,315                 1,430
                                                                                          ------               -------
 Total allowance for credit losses                                                         1,524                 1,508

 Average impaired loans for the period                                                      $990                $1,752
 Interest income on impaired loans recognized on the cash basis                              ---                   ---


         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,122,000 at March 31, 1997 and $1,088,000 at December 31, 1996. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at March 31, 1997. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                      Three Months Ended
            in thousands                                                March 31, 1997
                                                                      ------------------
            Balance at beginning of period                                   $ 1,508
            Provision for loan losses                                             35
            Loans charged off                                                   ( 31)
            Recoveries                                                            12
                                                                      ---------------

            Balance at end of period                                         $ 1,524
                                                                      ===============


NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands) at both March 31, 1997 and December 31, 1996:

            Commercial land                                                   $   ---
            Residential land                                                      ---
            Commercial property                                                   265
            Residential property,  1-4 family                                     ---
                                                                            ----------

            Total                                                                 265
              Allowance for losses                                                (53)
                                                                            ----------

            TOTAL FAIR VALUE                                                     $212
                                                                            ==========


NOTE E - REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios are presented in the table that follows:

                                                                                  FOR CAPITAL                TO BE WELL
                                                           ACTUAL               ADEQUACY PURPOSES            CAPITALIZED

 $ in thousands                                       AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT         RATIO

 As of March 31, 1997:
    Total capital (to risk-weighted assets):          $12,592      14.45%       $6,970        8.00%        8,713          10.00%
    Tier 1 capital (to risk-weighted assets):          11,497      13.20         3,485        4.00         5,228           6.00
    Tier 1 capital (to average assets):                11,497       9.33         4,928        4.00         6,160           5.00
 As of December 31, 1996:
     Total capital (to risk-weighted assets):         $12,292      15.36%       $6,397        8.00%       $7,996          10.00%
     Tier 1 capital (to RISK-WEIGHTED assets):         11,286      14.10         3,198        4.00         4,798           6.00
     Tier 1 capital (to average assets):               11,286       9.47         4,766        4.00         5,958           5.00


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

         At March 31, 1997, the Company had outstanding letters of credit and commitments to extend credit of $742,000 and $10,697,000, respectively. The fair value of these off-balance-sheet financial instruments, based on fees that would be charged to enter similar arrangements, is immaterial.

         The estimated fair values of the Company's financial instruments required to be disclosed under SFAS No. 107 are as follows:

                                                      March 31, 1997                          December 31, 1996

 In thousands                                 Carrying Amount       Fair Value          Carrying Amount       Fair Value
                                            -------------------------------------     -------------------------------------

 Assets:
 Cash and due from banks                              $10,259         $ 10,259                  $ 7,848          $ 7,848
 Federal funds sold                                    25,355           25,355                   12,215           12,215
 Investment securities available for sale              22,952           22,952                   21,290           21,290
 Net loans (including loans held for sale)             81,504           82,797                   77,873           79,499
 Interest receivable                                      682              682                      771              771

 Liabilities:
 Noninterest-bearing deposits                          24,378           24,378                   21,145           21,145
 Interest-bearing deposits                            103,992          104,035                   86,428           87,289
 Interest payable                                          48               48                       53               53



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the three months ended March 31, 1997 and 1996. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported earnings before taxes of $302,000 for the three months ending March 31, 1997, an increase of $14,000, or 5.2%, over $288,000 reported for the first quarter of 1996. Improvement in earnings is attributed to strong loan growth and a rising net interest margin. In 1997, the Company has begun to record tax expense after the recognition of the income tax benefits of loss carryforwards and temporary differences at the end of 1996. Net income in 1997, after taxes of $106,000, was $196,000, or $0.02 per share.

         Total assets climbed to $146.9 million at March 31, 1997, a $31.3 million, or 27.1%, increase from $115.6 million at March 31, 1996. Asset growth since December 31, 1996 is $20.8 million, or 16.5%. Loans have increased $13.6 million, or 19.6%, since March 31, 1996 and $3.6 million, or 4.6%, since year-end 1996, reaching $83.0 million at the end of the first quarter of 1997. Deposits, at $128.4 million, rose 25.9% since March 31, 1996 and 19.3% since December 31, 1996.

         Average assets were $129.1 million for the first three months of 1997, $22.9 million, or 21.6%, above average assets of $106.2 million for the same period of 1996. Average earning assets rose 19.5% and average deposits rose 19.2%.

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

         Net interest income rose $266,000, or 20.6%, from $1,290,000 for the first quarter of 1996 to $1,556,000 in 1997, the net result of higher loan volume and changes in the composition of funding sources.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1997, the net interest margin was 5.42%, rising 9 basis points from 5.33% in the same period of 1996, the result of a slight increase in the yield on earning assets and a small decrease in funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense and volume changes were key determinants of the increase in net interest income in the first quarter of 1997. Both total average earning assets and total average interest bearing funds rose in the first quarter of 1997 as compared to 1996. Average earning assets rose $19.0 million, or 19.5%, from $97.4 million in 1996 to $116.4 million in 1997, and average interest bearing funds increased $13 million, or 17.1%, from $75.6 million to $88.6 million for the same periods. As a percentage of average assets, earning assets declined from 91.8% in the first quarter of 1996 to 90.2% in 1997, the result of the addition of the deferred tax asset of $ 4.0 million, or 3.1% of average assets. Average interest bearing funding sources fell from 81.7% of total funding sources in the first quarter of 1996 to 80.3% in the same period in 1997, resulting in a slightly lower cost of funds. As the growth in earnings assets exceeded the growth of interest-bearing funds, the margin improved.

         Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 1997 and 1996; however, the changes in the mix of earning assets were less significant than the change in composition of funding sources. Average loans as a percentage of average earning assets declined slightly from 69.6% in 1996 to 68.8% in 1997; average investments also fell slightly from 19.2% to 18.5%. Short-term investments, Federal funds sold, rose from 11.2% of earning assets to 12.8%. The impact of the shift, though small, was a decrease in the yield on earning assets as funds were placed in lower yielding investments. Changes in the mix of interest-bearing funds were more pronounced as funds shifted from higher cost deposits into noninterest-bearing funding sources and lower cost savings accounts. Time deposits fell $1.9 million, from 25.9% of funding sources to 19.7% in 1997, and noninterest-bearing deposits rose from 18.3% to 19.7%; both of these changes in deposit composition resulted in a decrease in the cost of funds, which was partially offset by an increase in the cost of savings accounts. Savings accounts were 18.1% of total funding sources in 1997, a significant increase from 5.7% in 1996.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields rose 8 basis points, from 9.84% in the first three months of 1996 to 9.92% in 1997, primarily the result of a decrease in problem loans on nonaccrual status. Investments and Federal funds yields remained fairly stable as the market rates were approximately the same on average in both 1996 and 1997. In early 1996, as market rates began to decline, the decrease in the cost of funds moved more slowly and when other market rates leveled off, deposit costs continued a slow decline. Competition for funds, however, increased in late 1996 and early 1997, and the Company offered a special rate on savings accounts, which are typically a stable source of funds. This special rate brought in new funds and also resulted in some disintermediation within the deposit base. Savings accounts rose from an average of $5.3 million in the first quarter of 1996 to $19.9 million in the same period of 1997. As other deposit rates declined, the cost of savings rose 98 basis points. The total cost of funds, even with this increase in savings accounts, declined 4 basis points, from 3.48% in 1996 to 3.44% in 1997.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Three Months ended March 31,                                   1997                                          1996

                                                                          AVERAGE                                       AVERAGE
                                              AVERAGE                     YIELD            AVERAGE                      YIELD
 ASSETS                                       BALANCE        INTEREST     OR RATE          BALANCE        INTEREST      OR RATE
---------------------------------------------------------------------------------------------------------------------------------

 Interest-earning assets:
  Loans                                         $80,084         $1,960          9.92%       $67,818        $1,659          9.84%
  Investment securities                          21,484            336          6.34%        18,694           286          6.15%
  Fed funds sold & other deposits                14,900            195          5.31%        10,912           146          5.38%
 Total interest-earning assets                  116,468          2,491          8.67%        97,424         2,091          8.63%

 Noninterest-earning assets:
  Cash and due from banks                         7,368                                       6,884
  Bank property and equipment                     1,429                                       1,187
  Other assets                                    5,308                                       2,152
  Less: Allowance for loan losses                (1,521)                                     (1,493)

 Total noninterest-earning assets                12,584                                       8,730

 TOTAL ASSETS                                  $129,052                                    $106,154
---------------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings
  Time deposits                                 $66,865           $636          3.86%       $51,957          $459          3.55%
  Other borrowings                               21,732            299          5.57%        23,679           342          5.81%
                                                    ---            ---           ---            ---           ---           ---

 Total interest-bearing liabilities              88,597            935          4.28%        75,636           801          4.26%

 Noninterest-bearing deposits                    21,726                                      16,917

 Total funding sources                          110,323            935          3.44%        92,553           801          3.48%

 Other liabilities                                  770                                         383

 TOTAL LIABILITIES                              111,093                                      92,936

 Shareholders' equity                            17,959                                      13,218

 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                        $129,052                                    $106,154
---------------------------------------------------------------------------------------------------------------------------------

 Net interest income                                            $1,556                                     $1,290

 Net interest spread                                                            5.24%                                      5.15%

 Net interest margin                                                            5.42%                                      5.33%

PROVISION FOR LOAN LOSSES

         The provision for loan losses is the effect of maintaining an allowance, or reserve, for anticipated future losses on loans. The allowance for loan losses reflects management's judgment as to the level considered appropriate to absorb such losses based upon a review of many factors, including historical loss experience, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), economic conditions and trends, loan portfolio volume and mix, loan performance trends, the value and adequacy of collateral, and the Company's internal credit review process. Based on this ongoing evaluation, management determines the provision or reversal necessary to maintain an appropriate allowance.

         In the first three months of 1997, the provision for loan losses was $35,000. Loans charged-off totaled $31,000 and recoveries were $12,000. In the same period of 1996, there was no provision set aside, as recoveries of $41,000 offset loans charged off of $32,000.

NONINTEREST INCOME

         Noninterest income rose $35,000, or 25.7%, in the first quarter of 1997 to $171,000 from $136,000 in the same period of 1996. Deposit account service charges increased as deposits rose, and fees for other services provided to customers rose as the customer base increased.

NONINTEREST EXPENSES

         Noninterest expenses increased $252,000, or 22.1%, in the first three months of 1997 as compared to the same period of 1996, to $1,390,000 from $1,138,000. Salaries and benefits increased over last year's first quarter, the result of merit increases and staffing for a new branch. The new branch in Bethesda and new services offered have pushed other expenses higher, as well.

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

         The recorded investment in loans that were considered impaired under SFAS No. 114 was $1,146,000 and $771,000 at March 31,1997 and December 31,
1996, respectively. The increase in impaired loans in the first quarter of 1997 is primarily the impact of two large loans shifting to impaired status. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,122,000 at March 31, 1997 and $1,088,000 at December 31, 1996.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $212,000 at March 31, 1997, unchanged from December 31, 1996.

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

         The allowance for loan losses was $1,524,000 at March 31,1997, a slight increase from $1,508,000 at December 31, 1996. Activity in the allowance for loan losses during the first quarter of 1997 included recoveries of $12,000, charge-offs of $31,000, and a provision for future losses of $35,000.

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

         In the first quarter of 1997, the Company's liquidity position has increased as loans, as a percent of earning assets, declined and marketable securities increased. As a percentage of total earning assets, loans, excluding loans held for sale, fell to 58.6% at March 31, 1997 from 65.1% at December 31, 1996, while marketable securities, overnight investments and loans held for sale rose to 41.4% from 34.9%, respectively. This shift in the mix of earning assets to a higher percentage of readily marketable assets has increased the Company's overall liquidity.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 80.3% in the first quarter of 1997 and 74.4% in 1996. Time deposits under $100,000, which are also considered to be stable funding sources, declined from 21.3% of funding sources in the first three months of 1996 to 17.7% in 1997; the volume in these accounts, however, remained stable at $19.7 million in 1996 and $19.5 million in 1997. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have declined as a percentage of average total funding sources from 4.3% in the first quarter of 1996 to 2.0% in 1997.

         Other sources of liquidity and cash flow in the first three months of 1997 and 1996, were from maturing securities which generated cash inflow of $1.8 million and $1.0 million, respectively.

         As an additional source of short-term liquidity, the Bank maintains $16 million of reverse repurchase lines of credit with correspondent banks. These correspondents meet regulatory capital requirements for well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Bank has not needed to utilize these backup lines as internally generated liquidity has provided ample resources.

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $77,000, or 0.4%, in the first three months of 1997 to $17,908,000 at March 31, 1997 from $17,831,000 at December
31, 1996. Earnings of $196,000 were partially offset by a decrease of $119,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1996 and March 31, 1997, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Banks are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and will apply to the Company at such time as its total assets reach $150 million. At March 31, 1997, Suburban Maryland reported at Tier 1 risk-based capital ratio of 13.20% and a ratio of 14.45% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most banks required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1997, the leverage capital ratio for Suburban Maryland was 9.33%.

PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (a)      The following documents are filed as part of this report.

                          Exhibit #        Description

                          11.0             Computation of per share earnings

                          27.0             Financial Data Schedule

            (b) No reports on Form 8K were filed in the quarter ended March 31, 1997.

PART II.    OTHER INFORMATION  (continued)

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUBURBAN BANCSHARES, INC.
                                        (Registrant)

Date:   May 12, 1997                    Stephen A. Horvath
       -------------------              ----------------------------------------
                                        Stephen A. Horvath
                                        President and Chief Operating Officer

Date:   May 12, 1997                    Sibyl S. Malatras
       -------------------              ----------------------------------------
                                        Sibyl S. Malatras
                                        Senior Vice President and Treasurer
                                        (Principal Financial Officer)