Form 10-Q
period 1997-06-30
SUBURBAN BANCSHARES INC
filed 1997-08-11
CIK 768177

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               June 30, 1997
                 --------------------------------------------------------------

Commission File Number          0-16595
                       --------------------------------------------------------


                         SUBURBAN BANCSHARES, INC .
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in charter)

                Delaware                                      54-1319441
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer
                                                         Identification No.)


7505 Greenway Center Drive, Greenbelt, Maryland                          20770
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

                 Yes   X                  No
                     ------                  ------


Common Stock $.01 Par Value                     Outstanding at August 7, 1997
---------------------------                     --------------------------------------------
        (Class)

                                                   10,951,218 Shares
                                                ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 June 30, 1997


PART  I.  FINANCIAL INFORMATION                                                                PAGE NO.
-------------------------------                                                                --------
Item 1.  Condensed Financial Statements

                 Consolidated Balance Sheets (unaudited)
                 June 30, 1997 and December 31, 1996                                                  3

                 Consolidated Statements of Operations (unaudited)
                 Six months ended June 30, 1997 and June 30, 1996                                     4

                 Consolidated Statements of Operations (unaudited)
                 Three months ended June 30, 1997 and June 30, 1996                                   5

                 Consolidated Statements of Cash Flows (unaudited)
                 Six months ended June 30, 1997 and June 30, 1996                                     6


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                    10-15

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                            16

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,      December 31,
 In thousands                                                                                                1997             1996
                                                                                                       (unaudited)         (audited)
 ASSETS

 Cash and due from banks                                                                                $  11,331          $  7,848

 Federal funds sold                                                                                        18,947            12,215

 Investment securities                                                                                     27,554            21,290

 Loans held for sale                                                                                        6,253             5,933
 Loans                                                                                                     87,239            73,448
   Less: Allowance for loan losses                                                                         (1,522)           (1,508)
 Loans, net                                                                                                85,717            71,940

 Premises and equipment, net                                                                                1,666             1,314
 Foreclosed real estate                                                                                       212               212
 Accrued interest receivable                                                                                  932               771
 Deferred income taxes                                                                                      3,818             4,058
 Other assets                                                                                                 285               504

 TOTAL ASSETS                                                                                            $156,715          $126,085

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                         $  24,922          $ 21,145
   Interest-bearing deposits                                                                              111,638            86,428
     Total deposits                                                                                       136,560           107,573

 Securities sold under repurchase agreements                                                                1,247                --

 Accrued expenses and other liabilities                                                                       618               681

 Total liabilities                                                                                        138,425           108,254


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                          --               --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares issued
    and outstanding at June 30, 1997 & December 31, 1996                                                      109               109
   Paid-in capital - stock options                                                                            534               534
   Additional paid-in capital                                                                              25,259            25,259
   Accumulated deficit                                                                                     (7,618)           (8,041)
   Net unrealized gain (loss) on securities available for sale                                                  6               (30)
 Total shareholders' equity                                                                                18,290            17,831

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                              $156,715          $126,085

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                           Six months ended June 30,

 In thousands, except per share data                                                  1997                       1996
 INTEREST INCOME:
 Interest and fees on loans                                                         $4,056                     $3,443
 Taxable interest on securities                                                        771                        564
 Interest on Federal funds sold & deposits with other banks                            426                        292
 Total interest income                                                               5,253                      4,299

 INTEREST EXPENSE
 Interest on deposits                                                                2,012                      1,598
 Interest on short-term borrowings                                                       4                         --
 Total interest expense                                                              2,016                      1,598

 NET INTEREST INCOME                                                                 3,237                      2,701
 Provision for loan losses                                                             115                        --
 Net interest income after provision for loan losses                                 3,122                      2,701

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   281                        208
 Other income                                                                           83                         70
 Total noninterest income                                                              364                        278

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                      1,464                      1,274
 Occupancy expense                                                                     327                        235
 Furniture and equipment expense                                                       102                         67
 Other expense                                                                         934                        790
 Total noninterest expense                                                           2,827                      2,366

 Income before income taxes                                                            659                        613
    Income taxes                                                                       236                         --

 NET INCOME                                                                           $423                       $613

 Income Per Common Share
    Primary                                                                          $0.04                      $0.05
    Fully Diluted                                                                     0.04                       0.05




 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                         Three months ended June 30,

 In thousands, except per share data                                                  1997                       1996
 INTEREST INCOME:
 Interest and fees on loans                                                         $2,097                     $1,784
 Taxable interest on securities                                                        434                        278
 Interest on Federal funds sold & deposits with other banks                            231                        146
 Total interest income                                                               2,762                      2,208

 INTEREST EXPENSE
 Interest on deposits                                                                1,077                        797
 Interest on short-term borrowings                                                       4                         --
 Total interest expense                                                              1,081                        797

 NET INTEREST INCOME                                                                 1,681                      1,411
 Provision for loan losses                                                              80                         --
 Net interest income after provision for loan losses                                 1,601                      1,411

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   159                        108
 Other income                                                                           34                         34
 Total noninterest income                                                              193                        142

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                        734                        637
 Occupancy expense                                                                     163                        118
 Furniture and equipment expense                                                        50                         37
 Other expense                                                                         490                        435
 Total noninterest expense                                                           1,437                      1,227

 Income before income taxes                                                            357                        326
    Income tax                                                                         130                        --

 NET INCOME                                                                           $227                       $326

 Income Per Common Share
    Primary                                                                          $0.02                      $0.03
    Fully Diluted                                                                     0.02                       0.03




 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)                                                                                         Six Months Ended June 30,

                                                                                                        1997               1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                             $    423         $    613
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Depreciation                                                                                              80               61
      Provision for loan losses                                                                                115               --
      Originations of loans held for sale                                                                     (320)          (1,636)
      Net accretion on securities                                                                              (36)             (28)
      (Decrease) increase in deferred loan fees                                                               (726)              32
      Decrease (increase) in accrued income and other assets                                                    58             (602)
      Decrease in accrued expenses and other liabilities                                                       (63)             (45)
      Deferred income taxes                                                                                     236              --

      Net cash used by operating activities                                                                   (233)          (1,605)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                                                    --            1,021
   (Increase) decrease in Federal funds sold                                                                (6,732)           4,875
   Purchases of available for sale securities                                                              (10,026)          (1,594)
   Proceeds from maturities of available for sale securities                                                 3,775            3,100
   Proceeds from prepayments of principal on securities                                                         62              111
   Net increase in loans                                                                                   (13,165)          (5,708)
   Net purchases of premises and equipment                                                                    (428)             (61)
   Gain on sale of fixed assets                                                                                 (4)              --

   Net cash (used) provided in investing activities                                                        (26,518)           1,744

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                                                           28,987            1,076
   Net increase in securities sold under agreements to repurchase                                            1,247               --

   Net cash provided by financing activities                                                                30,234            1,076

 Net increase in cash and due from banks                                                                     3,483            1,215
 Cash and due from banks at beginning of period                                                              7,848            9,931

 Cash and due from banks at end of period                                                                $  11,331        $  11,146

 Interest paid                                                                                           $   2,031        $   1,605
 Income taxes paid                                                                                               0                0

 See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1997 (in thousands):

                                                     Amortized             Gross             Gross      Estimated Fair
                                                          Cost        Unrealized        Unrealized               Value
                                                                           Gains            Losses
 U.S. Treasury notes                                   $ 5,364              $ 20            $  (9)             $ 5,375
 Federal agencies                                       21,254                86              (87)              21,253
 Mortgage-backed obligations of federal agencies           108                 2               (4)                 106
 Collateralized mortgage obligations                        29                 1               --                   30
 Other                                                     790                 3               (3)                 790

 Total investment securities                           $27,545              $112            $(103)             $27,554

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1996 (in thousands):

                                                       Amortized Cost     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                                     Gains               Losses                Value
 U.S. Treasury notes                                           $7,345                  $40               $  (6)               $7,379
 Federal agencies                                              12,986                   31                 (96)               12,921
 Mortgage-backed obligations of federal agencies                  167                  ---                  (1)                  166
 Collateralized mortgage obligations                               33                    1                  ---                   34
 Other                                                            788                    6                  (4)                  790

 Total securities available for sale                          $21,319                  $78               $(107)              $21,290

         The amortized cost and estimated fair value for securities at June 30, 1997, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

                         In thousands                                  Amortized Cost   Estimated Fair Value
                         Due in one year or less                              $ 4,829                $ 4,840
                         Due after one year through 5 years                    17,714                 17,680
                         Due after 5 years through 10 years                     4,865                  4,898
                         Due after 10 years                                        29                     30
                         Mortgage-backed securities                               108                    106

                         Total                                                $27,545                $27,554

         There were no sales of securities in the six months ended June 30, 1997 or June 30, 1996. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity, net of tax effect, in the accompanying Consolidated Balance Sheets, was $6,000 at June 30, 1997. At December 31, 1996, the Company recorded a net unrealized loss of $30,000.

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

         Information with respect to impaired loans is as follows:

                                                                                  June 30,            December 31,
 in thousands                                                                       1997                  1996
 Impaired loans with a valuation allowance                                                $2,239               $   771
 Impaired loans without a valuation allowance                                                ---                   ---
                                                                                        --------              --------

 Total impaired loans                                                                      2,239                   771

 Allowance for credit losses related to impaired loans                                       437                    78
 Allowance for credit losses related to other than impaired loans                          1,085                 1,430
                                                                                           -----                 -----

 Total allowance for credit losses                                                         1,522                 1,508

 Average impaired loans for the period                                                    $1,287                $1,752
 Interest income on impaired loans recognized on the cash basis                              ---                   ---


         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $1,122,000 at June 30, 1997 and $1,088,000 at December 31, 1996. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at June 30, 1997. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                                       Six Months Ended
                          in thousands                                                  June 30, 1997
                                                                             ------------------------------
                          Balance at beginning of period                                            $1,508
                          Provision for loan losses                                                    115
                          Loans charged off                                                           (131)
                          Recoveries                                                                    30
                                                                             ------------------------------
                          Balance at end of period                                                  $1,522
                                                                             ==============================


NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands) at both June 30, 1997 and December 31, 1996:

                              Commercial land                                                     $--
                              Residential land                                                     --
                              Commercial property                                                  265
                              Residential property, 1-4 family                                     --
                                                                             ------------------------------
                              Total                                                               $265
                                Allowance for losses                                               (53)
                                                                             ------------------------------
                              TOTAL FAIR VALUE                                                    $212
                                                                             ==============================


NOTE E - REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Company meets all capital adequacy requirements to which it is subject.

         As of June 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's actual capital amounts and ratios are presented in the table that follows:

                                                                                       FOR CAPITAL                  TO BE WELL
                                                             ACTUAL                 ADEQUACY PURPOSES              CAPITALIZED

 $ in thousands                                       AMOUNT        RATIO         AMOUNT         RATIO         AMOUNT        RATIO
 As of June 30, 1997:
    Total capital (to risk-weighted assets):            $17,502     19.33%           $7,244        8.00%          $9,055    10.00%
    Tier 1 capital (to risk-weighted assets):            16,365     18.07             3,622        4.00            5,433     6.00
    Tier 1 capital (to average assets):                  16,365     11.58             5,652        4.00            7,065     5.00
 As of December 31, 1996:
     Total capital (to risk-weighted assets):           $16,677     20.69%           $6,449        8.00%          $8,061    10.00%
     Tier 1 capital (to risk-weighted assets):           15,663     19.43             3,224        4.00            4,837     6.00
     Tier 1 capital (to average assets):                 15,663     12.75             4,913        4.00            6,141     5.00




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the six months ended June 30, 1997 and 1996. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported pretax earnings of $659,000 for the six months ending June 30, 1997, an increase of $46,000, or 7.5%, from the $613,000 reported for the same period of 1996. Improvement in earnings is attributed to strong loan growth and a strong net interest margin. In 1997, the Company has begun to record tax expense, after the recognition of the income tax benefits of loss carryforwards and temporary differences at the end of 1996. Net income in 1997, after taxes of $236,000 was $423,000, or $0.04 per share.

         Total assets climbed to $156.7 million at June 30, 1997, a $39.9 million, or 34.1%, increase from $116.8 million at June 30, 1996. Asset growth since December 31, 1996 is $30.6 million, or 24.3%. Loans have increased $19.8 million, or 26.9%, since June 30, 1996 and $14.1 million, or 17.8%, since year-end 1996, reaching $93.5 million at the end of the second quarter of 1997. Deposits, at $136.6 million, rose 32.6% since June 30, 1996 and 26.9% since December 31, 1996.

         Average assets were $136.3 million for the first six months of 1997, $28.4 million, or 26.3%, above average assets of $107.8 million for the same period of 1996. Average earning assets rose 24.8% and average deposits rose 24.6%.

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

         Net interest income rose $536,000, or 19.8%, from $2,701,000 for the first half of 1996 to $3,237,000 in 1997, the net result of higher loan volume, changes in the composition of funding sources, and higher cost of funds.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1997, the net interest margin was 5.28%, falling 20 basis points from 5.48% in the same period of 1996, the result of lower loan yields and an increase in funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense, and volume changes were key determinants of the increase in net interest income in the first two quarters of 1997. Both total average earning assets and total average interest bearing funds rose in the first half of 1997 as compared to 1996. Average earning assets rose $24.5 million, or 24.8%, from $99.1 million in 1996 to $123.6 million in 1997, and average interest bearing funds increased $18.0 million, or 23.5%, from $76.4 million to $94.4 million for the same periods. As a percentage of average assets, earning assets declined from 91.9% in the first six months of 1996 to 90.7% in 1997, the result of the addition of the deferred tax asset of $ 3.9 million, or 2.9% of average assets. Average interest bearing funding sources fell from 81.2% of total funding sources in the first half of 1996 to 80.4% in the same period in 1997, which helped to ease the rising cost of funds.

         Changes in the mix of both earning assets and funding sources also impacted net interest income in the first six months of both 1997 and 1996. Average loans as a percentage of average earning assets declined from 70.4% in 1996 to 67.6% in 1997. Average investment securities rose from 18.5% to 19.6% and short-term investments, Federal funds sold, rose from 11.1% of earning assets to 12.8%. The impact of the shift in earning assets was a decrease in the yield as funds were placed in lower yielding investments. Changes in the
mix of interest-bearing funds were more pronounced.   Savings accounts,
averaging $22.0 million in 1997, were 18.7% of total funding sources, a substantial increase from $5.7 million or 6.1% of total funds in 1996. Partially offsetting the increased cost resulting from this change in the mix of funding sources were (a) growth in noninterest-bearing deposits which rose to 19.6% of total funds in 1997 from 18.8% in 1996 and (b) a decline in the percentage of higher-cost time deposits from 25.3% in the first six months of 1996 to 19.4% in 1997.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields fell 13 basis points, from 9.92% in the first six months of 1996 to 9.79% in 1997, the result of competitive factors in our market. Federal funds yields rose as the market rates were higher on average in 1997 than in 1996, and the yield on investments increased as we extended the overall maturity of the portfolio. In early 1996, as market rates began to decline, the decrease in the cost of funds moved more slowly, and when other market rates leveled off, deposit costs continued a slow decline. Competition for funds, however, increased in late 1996 and early 1997, and the Company offered a special rate on savings accounts, which are typically a stable source of funds. This special rate brought in new funds and also resulted in some disintermediation within the deposit base. Savings accounts rose from an average of $5.7 million in the first six months of 1996 to $22.0 million in the same period of 1997.
As other deposit rates declined, the cost of savings rose 83 basis points. The total cost of funds, even with this significant increase in savings rates, rose only 5 basis points, from 3.41% in 1996 to 3.46% in 1997.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Six Months ended June 30,                                        1997                                       1996

                                                                                AVERAGE                                    AVERAGE
                                                   AVERAGE                      YIELD          AVERAGE                     YIELD
 ASSETS                                            BALANCE        INTEREST      OR RATE        BALANCE       INTEREST      OR RATE
------------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                            $83,514         $4,056          9.79%       $69,777         $3,443         9.92%
  Investment securities                             24,255            771          6.41%        18,283            564         6.21%
  Fed funds sold & other deposits                   15,846            426          5.42%        11,012            292         5.34%

 Total interest-earning assets                     123,615          5,253          8.57%        99,072          4,299         8.73%

 Noninterest-earning assets:
  Cash and due from banks                            7,332                                       6,878
  Bank property and equipment                        1,535                                       1,189
  Other assets                                       5,304                                       2,200
  Less: Allowance for loan losses                   (1,533)                                     (1,490)

 Total noninterest-earning assets                   12,638                                       8,777

 TOTAL ASSETS                                     $136,253                                    $107,849
------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings
  Time deposits                                    $71,413         $1,390          3.93%       $52,641           $918         3.51%
  Other borrowings                                  22,825            622          5.50%        23,790            680         5.75%
                                                       188              4          4.14%           ---            ---           ---

 Total interest-bearing liabilities                 94,426          2,016          4.31%        76,431          1,598         4.21%

 Noninterest-bearing liabilities:
 Noninterest-bearing deposits                       23,036                                      17,704

 Total funding sources                             117,462          2,016          3.46%        94,135          1,598         3.41%

 Other liabilities                                     757                                         440

 TOTAL LIABILITIES                                 118,219                                      94,575

 Shareholders' equity                               18,034                                      13,274

 TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                             $136,253                                    $107,849
------------------------------------------------------------------------------------------------------------------------------------

 Net interest income                                               $3,237                                      $2,701

 Net interest spread                                                               5.11%                                      5.31%

 Net interest margin                                                               5.28%                                      5.48%

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

         In the first six months of 1997, the provision for loan losses was $115,000. Loans charged-off totaled $131,000 and recoveries were $30,000. In the same period of 1996, there was no provision set aside, as recoveries of $103,000 offset loans charged off of $72,000.

NONINTEREST INCOME

         Noninterest income rose $86,000, or 30.9%, in the first half of 1997 to $364,000 from $278,000 in the same period of 1996. In the second quarter of 1997, noninterest income was $193,000, $51,000 or 35.9% higher than in the same period of 1996. Deposit account service charges increased as deposits rose, and fees for other services provided to customers rose as the customer base increased.

NONINTEREST EXPENSES

         Noninterest expenses increased $461,000, or 19.5%, in the first six months of 1997 as compared to the same period of 1996, to $2,827,000 from $2,366,000. Salaries and benefits increased 14.9% over last year's first half, the result of merit increases and staffing for a new branch. The new branch in Bethesda, the renovation of our Greenbelt headquarters, and new services offered have pushed other expenses higher, as well. In the quarter ending June 30, noninterest expenses rose from $1,227,000 in 1996 to $1,437,000 in 1997, a 17.1% increase, for the same reasons.

ASSET QUALITY

         Loan impairment applies to loans for which it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis. Restructured loans are loans on which the borrower has been granted a concession as to rate or term as a result of financial difficulty. Nonaccrual loans are those loans on which the accrual of interest is discontinued when full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and is in the process of collection. Loans may be placed on nonaccrual status when past due less than 90 days if collection becomes uncertain based upon an evaluation of the fair value of the collateral and the financial strength of the borrower. When a loan is placed on nonaccrual status, interest income in the current period is reduced by the amount of any accrued and uncollected interest. Subsequent payments of interest are applied as a reduction of principal when concern exists as to the ultimate collection of principal; otherwise such payments are recognized as interest income. Loans are removed from nonaccrual status when they have demonstrated a period of performance and when concern no longer exists as to the collectibility of principal or interest.

         The recorded investment in loans that were considered impaired was $2,239,000 and $771,000 at June 30,1997 and December 31, 1996, respectively.
The increase in impaired loans in the first half of 1997 is primarily the impact of three large loans shifting to impaired status. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Credits for Impairment of a Loan, and which were performing according to the new terms was $1,122,000 at June 30, 1997 and $1,088,000 at December 31, 1996.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $212,000 at June 30, 1997, unchanged from December 31, 1996.

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

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses related to loans that are identified as impaired is based on discounted cash flows using the loans' initial effective interest rates or the fair value of the collateral for certain collateral dependent loans.

         The allowance for loan losses was $1,522,000 at June 30,1997, a slight increase from $1,508,000 at December 31, 1996. Activity in the allowance for loan losses during the first quarter of 1997 included recoveries of $30,000, charge-offs of $131,000, and a provision for future losses of $115,000.

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

         In the first six months of 1997, the Company's liquidity position has increased as loans, as a percent of earning assets, declined and marketable securities increased. As a percentage of total earning assets, loans, excluding loans held for sale, fell to 62.3% at June 30, 1997 from 65.1% at December 31, 1996, while marketable securities, overnight investments and loans held for sale rose to 37.7% from 34.9%, respectively. This shift in the mix of earning assets to a higher percentage of readily marketable assets has increased the Company's overall liquidity.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 80.4% in the first six months of 1997 and 74.7% in 1996. Time deposits under $100,000, which are also considered to be stable funding sources, declined from 21.2% of funding sources in the first six months of 1996 to 17.0% in 1997; the volume in these accounts, however, remained stable at $20.0 million in 1996 and $19.9 million in 1997. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have declined as a percentage of average total funding sources from 4.0% in the first quarter of 1996 to 2.6% in 1997.

         Other sources of liquidity and cash flow in the first six months of 1997 and 1996, were from maturing securities which generated cash inflow of $3.8 million and $3.1 million, respectively.

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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $459,000, or 2.6%, in the first six months of 1997 to $18,290,000 at June 30, 1997 from $17,831,000 at December 31,
1996, the result of earnings of $423,000 plus an increase of $36,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1996 and June 30, 1997, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and to the Company. At June 30, 1997, Suburban Bancshares reported at Tier 1 risk-based capital ratio of 18.07% and a ratio of 19.33% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1997, the leverage capital ratio for the Company was 11.58%.

PART II.     OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

                 An annual meeting of the shareholders (the "Meeting") was held on May 22, 1997. The following matters were submitted to a vote of shareholders either by proxy or in person:

                 1. Two directors were elected to the class of directors whose terms expired at the Meeting to serve for terms expiring at the 2000 annual meeting of shareholders or until their successors are elected and qualify (the "2000 Class").

                          Vincent D. Palumbo and Albert W. Turner were elected
                 to the 2000 Class. Dr. Palumbo was elected with 8,884,851 votes for and 19,730 votes withheld and Mr. Turner, with 8,888,251 votes for and 16,330 votes withheld.

                          Other directors whose terms continued after the
                 Meeting were Samuel Y. Botts, Stephen A. Horvath, Winfield M. Kelly, Jr. and Kenneth H. Michael, members of the class whose term expires at the end of the 1998 annual meeting of shareholders and Barbara M. DiNenna, Marlin K. Husted, Raymond
                 G. LaPlaca and Lawrence A. Shulman, members of the class whose term expires at the 1999 annual meeting of shareholders or until their successors are elected and qualify.

                 2. The shareholders approved the 1997 Stock Option Plan for Employees and Directors with 8,473,317 votes for, 255,162 votes against and 176,102 abstentions.

                 3. The shareholders ratified the selection of Stegman & Company as the Company's independent public accountants for 1997 with 8,828,244 votes for, 24,505 votes against and 51,832 abstentions.


         Item 6. Exhibits and Reports on Form 8-K

                           (a) The following documents are filed as part of this report.

                                           Exhibit #        Description
                                           ---------        -----------
                                           11.0             Computation of per share earnings

                                           27.0             Financial Data Schedule


                           (b) No reports on Form 8K were filed in the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SUBURBAN BANCSHARES, INC.
                                       (Registrant)




Date:   August 8, 1997                 Stephen A. Horvath
       ----------------------          ----------------------------------------
                                       Stephen A. Horvath
                                       President and Chief Operating Officer





Date:   August 8, 1997                 Sibyl S. Malatras
       ----------------------          ----------------------------------------
                                       Sibyl S. Malatras
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)