Form 10-Q
period 1997-09-30
SUBURBAN BANCSHARES INC
filed 1997-11-06
CIK 768177

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                         September 30, 1997
                 --------------------------------------------------------------

Commission File Number                    0-16595
                       --------------------------------------------------------


                          SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in charter)

                      Delaware                                                            54-1319441
------------------------------------------------------------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation)                          (I.R.S. Employer Identification No.)


         7505 Greenway Center Drive, Greenbelt, Maryland                                   20770
------------------------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                       (Zip Code)

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

                 Yes   X                           No
                     ------                           ------


Common Stock $.01 Par Value                        Outstanding at November 3, 1997
---------------------------                        ----------------------------------------------
        (Class)
                                                               10,951,218 Shares
                                                            ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                               September 30, 1997


PART  I.  FINANCIAL INFORMATION                                                                  PAGE NO.
-------------------------------                                                                  --------
Item 1.  Condensed Financial Statements

                 Consolidated Balance Sheets
                 September 30, 1997 (unaudited) and December 31, 1996 (audited)                       3

                 Consolidated Statements of Operations (unaudited)
                 Nine months ended September 30, 1997 and September 30, 1996                          4

                 Consolidated Statements of Operations (unaudited)
                 Three months ended September 30, 1997 and September 30, 1996                         5

                 Consolidated Statements of Cash Flows (unaudited)
                 Nine months ended September 30, 1997 and September 30, 1996                          6


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        10-15

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                                             16

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,      December 31,
 In thousands                                                                                                1997             1996
                                                                                                       (unaudited)         (audited)
 ASSETS

 Cash and due from banks                                                                                $  10,283       $     7,848

 Federal funds sold                                                                                        17,131            12,215

 Investment securities                                                                                     32,187            21,290

 Loans held for sale                                                                                        6,497             5,933
 Loans                                                                                                     92,896            73,448
   Less: Allowance for loan losses                                                                         (1,615)           (1,508)
 Loans, net                                                                                                91,281            71,940

 Premises and equipment, net                                                                                1,628             1,314
 Foreclosed real estate                                                                                       212               212
 Accrued interest receivable                                                                                  961               771
 Deferred income taxes                                                                                      3,628             4,058
 Other assets                                                                                                 369               504

 TOTAL ASSETS                                                                                            $164,177          $126,085

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                                         $  27,432        $    21,145
   Interest-bearing deposits                                                                              114,188             86,428
     Total deposits                                                                                       141,620            107,573

 Securities sold under repurchase agreements                                                                3,123                  0

 Accrued expenses and other liabilities                                                                       674                681

 Total liabilities                                                                                        145,417            108,254


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
      no shares issued or outstanding                                                                          --               --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares issued
    and outstanding at September 30, 1997 & December 31, 1996                                                 109               109
   Paid-in capital - stock options                                                                            534               534
   Additional paid-in capital                                                                              25,259            25,259
   Accumulated deficit                                                                                     (7,265)           (8,041)
   Net unrealized gain (loss) on securities available for sale                                                123               (30)
 Total shareholders' equity                                                                                18,760            17,831

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                              $164,177           $126,085

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                       Nine months ended September 30,

 In thousands, except per share data                                                  1997                        1996
 INTEREST INCOME:
 Interest and fees on loans                                                         $6,280                     $5,375
 Taxable interest on securities                                                      1,254                        806
 Interest on Federal funds sold & deposits with other banks                            675                        459
 Total interest income                                                               8,209                      6,640

 INTEREST EXPENSE
 Interest on deposits                                                                3,227                      2,448
 Interest on short-term borrowings                                                      17                          0
 Total interest expense                                                              3,244                      2,448

 NET INTEREST INCOME                                                                 4,965                      4,192
 Provision for loan losses                                                             195                          0
 Net interest income after provision for loan losses                                 4,770                      4,192

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   465                        301
 Other income                                                                          123                        102
 Total noninterest income                                                              588                        403

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                      2,163                      1,930
 Occupancy expense                                                                     504                        358
 Furniture and equipment expense                                                       161                        110
 Other expense                                                                       1,324                      1,189
 Total noninterest expense                                                           4,152                      3,587

 Income before income taxes                                                          1,206                      1,008
    Income taxes                                                                       430                          0

 NET INCOME                                                                           $776                     $1,008

 Income Per Common Share
    Primary                                                                          $0.07                      $0.09
    Fully Diluted                                                                     0.07                       0.09




 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                    Three months ended September 30,

 In thousands, except per share data                                                  1997                       1996
 INTEREST INCOME:
 Interest and fees on loans                                                         $2,224                     $1,932
 Taxable interest on securities                                                        483                        242
 Interest on Federal funds sold & deposits with other banks                            249                        167
 Total interest income                                                               2,956                      2,341

 INTEREST EXPENSE
 Interest on deposits                                                                1,215                        850
 Interest on short-term borrowings                                                      13                          0
 Total interest expense                                                              1,228                        850

 NET INTEREST INCOME                                                                 1,728                      1,491
 Provision for loan losses                                                              80                          0
 Net interest income after provision for loan losses                                 1,648                      1,491

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   184                         93
 Other income                                                                           40                         33
 Total noninterest income                                                              224                        126

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                        699                        656
 Occupancy expense                                                                     177                        123
 Furniture and equipment expense                                                        59                         43
 Other expense                                                                         390                        400
 Total noninterest expense                                                           1,325                      1,222

 Income before income taxes                                                            547                        395
    Income tax                                                                         194                         0

 NET INCOME                                                                           $353                       $395

 Income Per Common Share
    Primary                                                                          $0.03                      $0.03
    Fully Diluted                                                                     0.03                       0.03




 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)                                                                                      Nine months ended September 30,

                                                                                                       1997                1996
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                             $    776         $  1,008
   Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation                                                                                             141               93
      Provision for loan losses                                                                                195                0
      Originations of loans held for sale                                                                     (564)          (2,224)
      Net accretion on securities                                                                              (63)             (41)
      (Decrease) increase in deferred loan fees                                                             (1,197)              28
      (Increase) decrease in accrued income and other assets                                                   (55)             410
      (Decrease) increase in accrued expenses and other liabilities                                            (84)              99
      Loss on sale of foreclosed real estate                                                                     0               12
      Gain on sale of fixed assets                                                                              (4)               0
      Deferred income taxes                                                                                    430                0

      Net cash used by operating activities                                                                   (425)            (615)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in deposits with other banks                                                                     0            1,158
   Increase in Federal funds sold                                                                           (4,916)          (5,854)
   Purchases of available for sale securities                                                              (16,450)          (3,179)
   Proceeds from maturities of available for sale securities                                                 5,775            5,000
   Proceeds from prepayments of principal on securities                                                         71              146
   Net increase in loans                                                                                   (18,339)         (10,300)
   Net purchases of premises and equipment                                                                    (451)             (88)
   Proceeds from the sale of foreclosed assets                                                                   0              126

   Net cash used in investing activities                                                                   (34,310)         (12,991)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                                                           34,047           12,760
   Net increase in securities sold under agreements to repurchase                                            3,123                0

   Net cash provided by financing activities                                                                37,170           12,760

 Net increase in cash and due from banks                                                                     2,435             (846)
 Cash and due from banks at beginning of period                                                              7,848            9,931

 Cash and due from banks at end of period                                                                  $10,283           $9,085

 Interest paid                                                                                              $3,232           $2,465
 Income taxes paid                                                                                               0                0

               See accompanying notes to consolidated financial statements

                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

         The Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, management determines the appropriate designation for securities. The Company does not engage in derivative activities.

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1997 (in thousands):

                                                                                     Gross                Gross
                                                            Amortized           Unrealized           Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value
 U.S. Treasury notes                                        $   5,375               $   24             $    (2)            $   5,397
 Federal agencies                                              25,681                  194                 (21)               25,854
 Mortgage-backed obligations of federal agencies                  100                    1                  --                   101
 Collateralized mortgage obligations                               28                   --                  --                    28
 Other                                                            802                    6                  (1)                  807

 Total investment securities                                  $31,986                 $225                $(24)              $32,187

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1996 (in thousands):

                                                                                     Gross                Gross
                                                            Amortized           Unrealized           Unrealized       Estimated Fair
                                                                 Cost                Gains               Losses                Value
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

         The amortized cost and estimated fair value for securities at September 30, 1997 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

                         In thousands                                  Amortized Cost   Estimated Fair Value
                         Due in one year or less                             $  3,927               $  3,944
                         Due after one year through 5 years                    22,562                 22,653
                         Due after 5 years through 10 years                     5,358                  5,449
                         Due after 10 years                                        28                     28
                         Mortgage-backed securities                               100                    101
                         Not set maturity                                          11                     12

                         Total                                                $31,986                $32,187

         There were no sales of securities in the nine months ended September 30, 1997 or September 30, 1996. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity, net of tax effect, in the accompanying Consolidated Balance Sheets, was $123,000 at September 30, 1997. At December 31, 1996, the Company recorded a net unrealized loss of $30,000.

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

         Information with respect to impaired loans is as follows:

                                                                                September 30,         December 31,
 in thousands                                                                       1997                  1996
 Impaired loans with a valuation allowance                                                $2,075               $   771
 Impaired loans without a valuation allowance                                                ---                   ---
                                                                                        --------              --------

 Total impaired loans                                                                      2,075                   771

 Allowance for credit losses related to impaired loans                                       373                    78
 Allowance for credit losses related to other than impaired loans                          1,242                 1,430
                                                                                           -----                 -----
 Total allowance for credit losses                                                         1,615                 1,508

 Average impaired loans for the period                                                    $1,568                $1,752
 Interest income on impaired loans recognized on the cash basis                              ---                   ---

         The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114 and which were performing according to the new terms was $84,000 at September 30, 1997 and $1,088,000 at December 31, 1996. The
Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at September 30, 1997. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:

                                                                                      Nine Months Ended
                          in thousands                                                September 30, 1997
                                                                               -----------------------------
                          Balance at beginning of period                                            $1,508
                          Provision for loan losses                                                    195
                          Loans charged off                                                           (189)
                          Recoveries                                                                   101
                                                                               -----------------------------
                          Balance at end of period                                                  $1,615
                                                                               =============================


NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         Foreclosed real estate (in thousands) at both September 30, 1997 and December 31, 1996 consists of the following:

                              Commercial property                                                $ 265

                              Less:  Allowance for losses                                          (53)
                                                                               -----------------------------

                              TOTAL FAIR VALUE                                                    $212
                                                                               =============================


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

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Company meets all capital adequacy requirements to which it is subject.

         As of September 30, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's actual capital amounts and ratios are presented in the table that follows:

                                                                              FOR CAPITAL            TO BE WELL
                                                          ACTUAL           ADEQUACY PURPOSES        CAPITALIZED

 $ in thousands                                     AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT     RATIO
 As of September 30, 1997:
    Total capital (to risk-weighted assets):         $18,101    19.70%      $7,350      8.00%      $9,187     10.00%
    Tier 1 capital (to risk-weighted assets):         16,947    18.45        3,675      4.00        5,512      6.00
    Tier 1 capital (to average assets):               16,947    11.04        6,138      4.00        7,673      5.00
 As of December 31, 1996:
     Total capital (to risk-weighted assets):        $16,677    20.69%      $6,449      8.00%      $8,061     10.00%
     Tier 1 capital (to risk-weighted assets):        15,663    19.43        3,224      4.00        4,837      6.00
     Tier 1 capital (to average assets):              15,663    12.75        4,913      4.00        6,141      5.00





                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the nine months ended September 30, 1997 and 1996. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported pretax earnings of $1,206,000 for the nine months ending September 30, 1997, an increase of $198,000, or 19.6%, from the $1,008,000 reported for the same period of 1996. Improvement in earnings is attributed to strong growth and a strong net interest margin. In 1997, the Company has begun to record tax expense, after the recognition of the income tax benefits of loss carryforwards and temporary differences at the end of 1996. Net income in 1997, after taxes of $430,000 was $776,000, or $0.07 per share.

         Total assets climbed to $164.2 million at September 30, 1997, a $35.1 million, or 27.2%, increase from $129.1 million at September 30, 1996. Asset growth since December 31, 1996 is $38.1 million, or 30.2%. Loans have increased $20.5 million, or 25.9%, since September 30, 1996 and $20.0 million, or 25.2%, since year-end 1996, reaching $99.4 million at the end of the third quarter of 1997. Deposits, at $141.6 million, rose 23.5% since September 30, 1996 and 31.7% since December 31, 1996.

         Average assets were $142.1 million for the first nine months of 1997, $32.3 million, or 29.4%, above average assets of $109.9 million for the same period of 1996. Average earning assets rose 28.2% and average deposits rose 27.8%.

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

         Net interest income rose $773,000, or 18.4%, from $4,192,000 for the first nine months of 1996 to $4,965,000 in 1997, the net result of higher volume, changes in the composition of funding sources, and higher cost of funds.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1997, the net interest margin was 5.13%, falling 42 basis points from 5.55% in the same period of 1996, the result of lower loan yields and an increase in funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense, and volume changes were key determinants of the increase in net interest income in the first three quarters of 1997. Both total average earning assets and total average interest bearing funds rose in 1997 as compared to 1996. Average earning assets rose $28.4 million, or 28.2%, from $101.0 million in 1996 to $129.4 million in 1997, and average interest bearing funds increased $21.8 million, or 28.2%, from $77.5 million to $99.4 million for the same periods. As a percentage of average assets, earning assets declined from 91.9% in the first nine months of 1996 to 91.0% in 1997, the result of the addition of the deferred tax asset of $ 3.9 million, or 2.75% of average assets. Average interest bearing funding sources fell slightly from 80.8% of total funding sources in the first nine months of 1996 to 80.7% in the same period in 1997, which helped somewhat to ease the rising cost of funds.

         Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of both 1997 and 1996. Average loans as a percentage of average earning assets declined from 71.5% in 1996 to 67.1% in 1997. Average investment securities rose from 17.1% to 20.2% and short-term investments, Federal funds sold, rose from 11.4% of earning assets to 12.7%. During the third quarter of 1997, the Company purchased a portfolio of the guaranteed portion of SBA loans. Because of the reduced risk factor associated with these government guaranteed loans, the yields are lower and, therefore, the yield on the total loan portfolio declined. The impact of these shifts in earning assets was a decrease in the yield as funds were placed in lower yielding loans and investments. Changes in the mix of
interest-bearing funds were more pronounced.   Savings accounts, averaging
$23.1 million in 1997, were 18.8% of total funding sources, a substantial increase from $7.0 million or 7.3% of total funds in 1996. Partially offsetting the increased cost resulting from this change in the mix of funding sources were (a) stability in noninterest-bearing deposits which rose slightly to 19.3% of total funds in 1997 from 19.2% in 1996 and (b) a decline in the percentage of higher-cost time deposits from 24.8% in the first nine months of 1996 to 19.9% in 1997.

         Shifts in the interest rate environment and competitive factors affected the rates paid for funds as well as the yields earned on assets. Loan yields fell 28 basis points, from 9.95% in the first nine months of 1996 to 9.67% in 1997, the result of competitive factors in our market and the purchase of the guaranteed loans mentioned above. Federal funds yields rose as the market rates were higher on average in 1997 than in 1996, and the yield on investments increased as we extended the overall maturity of the portfolio. In early 1996, as market rates began to decline, the decrease in the cost of funds moved more slowly, and when other market rates leveled off, deposit costs continued a slow decline. Competition for funds, however, increased in late 1996 and early 1997, and the Company offered a special rate on savings accounts, which are typically a stable source of funds. This special rate brought in new funds and also resulted in some disintermediation within the deposit base. Savings accounts rose from an average of $7.0 million in the first nine months of 1996 to $23.1 million in the same period of 1997. As other deposit rates declined, the cost of savings rose 45 basis points. The total cost of funds, even with this significant increase in savings rates, rose only 11 basis points, from 3.41% in 1996 to 3.52% in 1997.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Nine Months ended September 30,                                  1997                                       1996

                                                                            AVERAGE                                    AVERAGE
                                               AVERAGE                      YIELD          AVERAGE                     YIELD
 ASSETS                                        BALANCE        INTEREST      OR RATE        BALANCE       INTEREST      OR RATE
------------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                            $86,846         $6,280          9.67%       $72,157         $5,375         9.95%
  Investment securities                             26,141          1,254          6.41%        17,319            806         6.22%
  Fed funds sold & other deposits                   16,428            675          5.49%        11,487            459         5.34%

 Total interest-earning assets                     129,415          8,209          8.48%        100,963         6,640         8.78%

 Noninterest-earning assets:
  Cash and due from banks                            7,437                                       7,052
  Bank property and equipment                        1,571                                       1,188
  Other assets                                       5,260                                       2,178
  Less: Allowance for loan losses                   (1,537)                                     (1,503)

 Total noninterest-earning assets                   12,731                                       8,915

 TOTAL ASSETS                                     $142,146                                    $109,878
------------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings                 $74,291         $2,213          3.98%       $53,789         $1,434         3.56%
  Time deposits                                     24,550          1,014          5.52%        23,760          1,014         5.70%
  Other borrowings                                     544             17          4.12%           ---            ---           ---

 Total interest-bearing liabilities                 99,385          3,244          4.36%        77,549          2,448         4.22%

 Noninterest-bearing liabilities:
 Noninterest-bearing deposits                       23,828                                      18,452

 Total funding sources                             123,213          3,244          3.52%        96,001          2,448         3.41%

 Other liabilities                                     792                                         460

 TOTAL LIABILITIES                                 124,005                                      96,461

 Shareholders' equity                               18,141                                      13,417

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $142,146                                    $109,878
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                               $4,965                                      $4,192

 Net interest spread                                                               4.96%                                      5.38%

 Net interest margin                                                               5.13%                                      5.55%

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

         In the first nine months of 1997, the provision for loan losses was $195,000. Loans charged-off totaled $189,000 and recoveries were $101,000. In the same period of 1996, there was no provision set aside, as recoveries of $190,000 offset loans charged off of $72,000.

NONINTEREST INCOME

         Noninterest income rose $185,000, or 45.9%, in the first three quarters of 1997 to $588,000 from $403,000 in the same period of 1996. In the third quarter of 1997, noninterest income was $224,000, $98,000 or 77.8% higher than in the same period of 1996. Deposit account service charges increased as deposits rose, and fees for other services provided to customers rose as the customer base increased.

NONINTEREST EXPENSES

         Noninterest expenses increased $565,000, or 15.8%, in the first nine months of 1997 as compared to the same period of 1996, to $4,152,000 from $3,587,000. Salaries and benefits increased 12.1% over last year's first three quarters, the result of merit increases and staffing for a new branch. The new branch in Bethesda, the renovation of our Greenbelt headquarters, and new services offered have pushed other expenses higher, as well. In the quarter ending September 30, noninterest expenses rose from $1,222,000 in 1996 to $1,325,000 in 1997, an 8.4% increase, for the same reasons.

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

         The recorded investment in loans that were considered impaired was $2,075,000 and $771,000 at September 30, 1997 and December 31, 1996,
respectively. The increase in impaired loans in the first nine months of 1997 is primarily the impact of three large loans shifting to impaired status. The recorded investment in loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Credits for Impairment of a Loan, and which were performing according to the new terms was $84,000 at September 30, 1997 and $1,088,000 at December 31, 1996.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $212,000 at September 30, 1997, unchanged from December 31, 1996.

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

         The allowance for loan losses was $1,615,000 at September 30,1997, an increase of $107,000 or 7.1% from $1,508,000 at December 31, 1996. Activity in the allowance for loan losses during the three quarters of 1997 included recoveries of $101,000, charge-offs of $189,000, and a provision for future losses of $195,000.

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

         In the first nine months of 1997, the Company's liquidity position has increased even though loans, as a percent of earning assets, increased and marketable securities declined. As a percentage of total earning assets, loans, excluding loans held for sale, rose to 66.8% at September 30, 1997 from 65.1% at December 31, 1996, while marketable securities, overnight investments and loans held for sale fell to 33.2% from 34.9%, respectively. A portion of the loans, however, are the government guaranteed portion of readily marketable SBA loans and are, therefore, considered liquid assets. These loans were purchased in the third quarter and were 9.5% of earning assets at September 30, 1997. This shift in the mix of earning assets to a higher percentage of readily marketable assets has increased the Company's overall liquidity.

         A typically stable source of liquidity is the core deposit base. Core deposits are normally noninterest checking accounts, interest checking and money market accounts, and savings accounts. The stability of these core deposits is reflected in the ratio of these deposits to total funding sources, which averaged 79.6% in the first nine months of 1997 and 75.2% in 1996. Time deposits under $100,000, which are also considered to be stable funding sources, declined from 20.8% of funding sources in the first nine months of 1996 to 16.9% in 1997; the volume in these accounts, however, remained stable at $20.0 million in 1996 and $20.8 million in 1997. Additional funding is generated from short-term borrowings (securities sold under repurchase agreements) and large CDS. These funds, which are considered to be volatile or rate sensitive, even though they are provided by local customers, have declined as a percentage of average total funding sources from 3.9% in the first three quarters of 1996 to 3.5% in 1997.

         Other sources of liquidity and cash flow in the first nine months of 1997 and 1996, were from maturing securities which generated cash inflow of $5.8 million and $5.0 million, respectively.

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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $929,000, or 5.2%, in the first nine months of 1997 to $18,760,000 at September 30, 1997 from $17,831,000 at
December 31, 1996, the result of earnings of $776,000 plus an increase of $153,000 in the net unrealized gain on securities available for sale.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1996 and September 30, 1997, Suburban Maryland was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. This minimum capital requirement applies to the Bank and to the Company. At September 30, 1997, Suburban Bancshares reported at Tier 1 risk-based capital ratio of 18.45% and a ratio of 19.70% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1997, the leverage capital ratio for the Company was 11.04%.

PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (a)      The following documents are filed as part of this report.

                Exhibit #        Description
                ---------        -----------

                11.0             Computation of per share earnings

                27.0             Financial Data Schedule


       (b) No reports on Form 8-K were filed in the quarter ended September 30, 1997.



                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SUBURBAN BANCSHARES, INC.
                                     (Registrant)


Date:   November 6, 1997             Stephen A. Horvath
       -------------------------     -------------------------------------
                                     Stephen A. Horvath
                                     President and Chief Operating Officer



Date:   November 6, 1997             Sibyl S. Malatras
       -------------------------     -------------------------------------
                                     Sibyl S. Malatras
                                     Senior Vice President and Chief Financial
                                      Officer
                                     (Principal Financial Officer)