Form 10-K
period 1997-12-31
SUBURBAN BANCSHARES INC
filed 1998-03-25
CIK 768177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended         December 31, 1997
                                  ----------------------------------------------

Commission File Number 0-16595
                       ---------------------------------------------------------

                           SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant's as specified in its charter)

                           Delaware                                                                     54-1319411
-----------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                               (I.R.S. Employer Identification Number)

7505 Greenway Center Drive                                         Greenbelt, Maryland                          20770
-----------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                                                       (Zip Code)

                                (301) 474-6694
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former address if changed since last report)

                    Common Stock, Par Value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Name of each Exchange on which registered:         N/A
                                          --------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Company's voting stock held by non-affiliates on March 2, 1998, based on the average of the closing bid and asked prices of
such stock on that date:      Approximately $40,040,391
                          -----------------------------

      Common Stock   $0.01 Par Value                 Outstanding at March 2, 1998
      ------------------------------                 ----------------------------
               (class)                                            10,951,218

                      Documents Incorporated by Reference

Portions of the Corporation's 1997 Annual Report to Shareholders are incorporated by reference in Part II to the extent provided in Items 5, 6, 7 and 8 hereof.

Portions of the Corporation's definitive proxy statement relating to the 1998 annual meeting of shareholders are incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.

                                     PART I
ITEM 1.  Business

GENERAL

         SUBURBAN BANCSHARES, INC. (the "Company" or "Bancshares"), which is headquartered in Greenbelt, Maryland, was formed under the general corporation laws of the State of Delaware in 1985 and is registered as a bank holding company. The Company formed two national banking associations in Northern
Virginia: Bank 2000, N.A. and BankStar, N.A., which were merged into a single bank in March 1991 under the name of Suburban Bank of Virginia, N.A. ("Suburban Virginia"). In April 1990, the Company acquired Jefferson Bank and Trust Company, a state-chartered bank with four offices serving the Maryland suburbs of Washington, D.C. In March 1991, Jefferson's name was changed to Suburban Bank of Maryland ("Suburban Maryland").

         On February 19, 1993, the Company entered into an Agreement and Plan of Reorganization and Recapitalization (the "Plan") with Winfield M. Kelly, Jr., which provided for a restructure of the Company's Board of Directors and management, a centralization of operational functions, and the commencement of a public offering to raise between $4 and $7 million in new capital. The offering was concluded on September 27, 1993, with the sale of 5,756,294 shares with total proceeds to the Company totaling $5,613,237. Warrants which accompanied the new shares and which were exercisable in 1994 and in 1995, raised another $1,949,849 in new capital.

         On May 12, 1995, the Company completed the disposition of most of the assets and all of the deposit liabilities of Suburban Virginia to Tysons Financial Corporation and its subsidiary, Tysons National Bank in McLean, Virginia. In August 1995, the remaining assets and liabilities of Suburban Virginia were merged into Suburban Maryland (the "Bank") in a transaction accounted for as a pooling of interests.

         In October 1996, William R. Johnson announced that he would step down as President at the beginning of 1997, and on January 2, 1997, Stephen A. Horvath was named President and Chief Operating Officer of Suburban Bancshares, Inc. and President and Chief Executive Officer of Suburban Bank of Maryland. Mr. Horvath also serves as a Director on the Boards of Directors of the Company and the Bank.

         Currently the Company has a total of seven offices located in the Maryland suburbs of Washington, D.C. in the communities of Greenbelt, Capitol Heights, Clinton, Oxon Hill, Rockville, Bethesda and White Flint. The counties of Prince George's and Montgomery are the Company's primary markets, but also served are the surrounding counties in Maryland and the District of Columbia.

         The Bank provides a variety of general commercial and retail banking services, which include lending, depository, cash management and related financial services to business and professional customers, as well as retail customers, on a personalized basis. The primary focus of the Bank is toward the small businesses and professionals and their employees in their market service areas, providing such services as SBA (Small Business Administration) loans, commercial loans, asset-based and government contract loans, commercial and residential real estate loans, and consumer-type loans such as home equity, vehicle, home improvement, mortgage and personal loans. The Bank also offers ATM access, credit cards and other financial services.

         The Company is not dependent upon a single customer, or a few customers, the loss of one or more of which would have a material adverse effect on its operations. The operations and earnings of the Company are not materially affected by seasonal changes or by Federal, state or local environmental laws or regulations.

COMPETITION

         The Bank operates in a highly competitive environment in which it must share its market with large regional banks as well as institutions not subject to the regulatory restrictions of banks and bank holding companies, such as money market and other mutual funds.

The Bank encounters competition from diversified financial institutions, ranging in size from small banks to the mega-banks operating in the Mid-Atlantic region, and include commercial banks, savings and loan associations, credit unions and other lending institutions.

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

EMPLOYEES

         As of March 2, 1998, the Company employed 73 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be satisfactory.

SUPERVISION AND REGULATION

OVERVIEW

         The Company and the Bank are subject to governmental supervision, regulation and control and, as such, may be susceptible to future adjustments and legislative or policy changes.

         The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and, as such, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"). The Company is required to file quarterly reports of its operations with the FRB.

         Suburban Bank of Maryland is a state-chartered non-member bank and is subject primarily to regulation and examination by the Commissioner of Financial Regulation for the State of Maryland (the "Commissioner") and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures Bank's deposits to the maximum extent permitted by law.

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

CAPITAL ADEQUACY

         The Bank and the Company are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts and ratios are presented in the table below:

                                                                           FOR CAPITAL             TO BE WELL
                                                       ACTUAL           ADEQUACY PURPOSES         CAPITALIZED
 (in thousands)                                   AMOUNT     RATIO      AMOUNT      RATIO      AMOUNT      RATIO
 As of December 31, 1997:
    Total capital (to risk-weighted assets):
           Company                                 $18,959   18.74%      $8,094      8.00%     $10,118       10.00%
           Suburban Bank of Maryland                14,415   14.48        7,966      8.00        9,958       10.00
    Tier 1 capital (to risk-weighted assets):
           Company                                  17,692   17.49        4,047      4.00        6,071        6.00
           Suburban Bank of Maryland                13,168   13.22        3,983      4.00        5,975        6.00
    Tier 1 capital (to average assets):
           Company                                  17,692   10.82        6,542      4.00        8,178        5.00
           Suburban Bank of Maryland                13,168    8.25        6,383      4.00        7,979        5.00

 As of December 31, 1996:
     Total capital (to risk-weighted assets):
           Company                                 $16,689   20.45%      $6,530      8.00%      $8,162       10.00%
           Suburban Bank of Maryland                12,292   15.36        6,403      8.00        8,003       10.00
     Tier 1 capital (to risk-weighted assets):
           Company                                  15,663   19.19        3,265      4.00        4,897        6.00
           Suburban Bank of Maryland                11,286   14.10        3,201      4.00        4,802        6.00
     Tier 1 capital (to average assets):
           Company                                  15,663   12.75        4,913      4.00        6,141        5.00
           Suburban Bank of Maryland                11,286    9.47        4,766      4.00        5,958        5.00

                            STATISTICAL INFORMATION

         The following tables present statistical information relating to Suburban Bancshares, Inc. and its subsidiaries on a consolidated basis.

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The table presented below shows average balances, net interest income and net interest margin:

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN

Years ended December 31,                      1997                              1996                                1995

Assets                          Average    Interest   Average     Average  Interest    Average       Average    Interest    Average
                                Balance               Yield or    Balance              Yield or      Balance                Yield or
                                                      Rate                             Rate                                 Rate
Interest-earning assets:
 Loans                          $ 92,200      $8,752       9.49%  $74,014     $7,409         10.01%     $64,616    $6,525    10.10%
 Investment securities            27,471       1,746       6.35%   17,325      1,080          6.23%      20,235     1,229     6.07%
 Federal funds sold and other
 deposits                         15,730         865       5.50%   13,017        687          5.28%      10,377       604     5.82%
Total interest-earning assets    135,401      11,363       8.39%  104,356      9,176          8.79%      95,228     8,358     8.78%

Noninterest-earning assets:
  Cash and due from banks          7,517                            7,073                                 6,322
  Premises and equipment           1,591                            1,213                                 1,045
  Other assets                     5,302                            2,155                                 3,124
  Less: Allowance for loan
  losses                          (1,530)                          (1,525)                               (2,342)

Total noninterest-earning
assets                            12,880                            8,916                                 8,149

TOTAL ASSETS                    $148,281                         $113,272                              $103,377

Liabilities and shareholders'
equity

 Interest-bearing liabilities:
 Checking, money market &
 savings                        $ 76,276      $3,030       3.97%  $56,186     $2,030          3.61%     $50,455    $1,816     3.60%
 Time deposits                    27,111       1,490       5.50%   23,499      1,332          5.67%      23,416     1,290     5.51%
 Securities sold under
 repurchase agreements             1,220          50       4.08%       --         --             --         261        13     4.83%

Total interest-bearing
liabilities                      104,607       4,570       4.37%   79,685      3,362          4.22%      74,132     3,119     4.21%

Noninterest-bearing
liabilities:
 Noninterest-bearing deposits     24,442                           19,332                                18,612

Total funding sources            129,049       4,570       3.54%   99,017      3,362          3.39%      92,744     3,119     3.36%

Other liabilities                    820                              495                                   553

TOTAL LIABILITIES                129,869                           99,512                                93,297

Shareholders' equity              18,412                           13,760                                10,080

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY            $148,281                         $113,272                              $103,377

Net interest income                           $6,793                          $5,814                               $5,239

Net interest spread                                        4.85%                              5.40%                           5.42%

Net interest margin                                        5.02%                              5.57%                           5.50%

Basis of preparation:   Amounts are in thousands; balances are presented as
annualized daily averages; nonaccrual loans are included in the loan category as earning assets.

         The following table presents the dollar amount of change in interest income and expense and the corresponding amounts attributable to changes in rate and to changes in volume:

 NET INTEREST INCOME ANALYSIS

                                                             1997 OVER 1996                            1996 OVER 1995
                                                 ---------------------------------------------------------------------------------
 (in thousands)                                     INCREASE          CHANGE DUE TO          INCREASE           CHANGE DUE TO
                                                                  -----------------------                   ----------------------
                                                   (DECREASE)       RATE       VOLUME       (DECREASE)       RATE       VOLUME
                                                 ---------------------------------------------------------------------------------
 Interest-Earning Assets:

    Loans                                                $1,343     $(400)       $1,743             $885      $(56)         $941

    Taxable investment securities                           666       104           562             (150)       31          (181)

    Money market investments                                178       (38)          216               83       (60)          143
                                                 ---------------------------------------------------------------------------------

 Total Interest-Earning Assets                            2,187      (334)        2,521              818       (85)          903

 Interest-Bearing Liabilities:

    Checking, savings & money markets                     1,000       218           782              214         7           207

    Time deposits                                           158       (42)          200               42        37             5

    Fed funds purchased/repurchase agreements                50        --            50              (13)       --           (13)
                                                 ---------------------------------------------------------------------------------
 Total Interest-Bearing Liabilities                       1,208       176         1,032              243        44           199
                                                 =================================================================================

 NET INTEREST INCOME                                       $979     $(510)       $1,489             $575     $(129)         $704
                                                 =================================================================================


NOTE: The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

         II.      INVESTMENT PORTFOLIO

         The following table shows the estimated fair value of the investment portfolio of the Company by category at December 31:

 (in thousands)                                              1997             1996            1995
                                                             ----             ----            ----
 U.S. Treasury                                              $   4,404       $   7,379        $  9,638
 Federal Agencies                                              24,976          12,921           7,079
 Mortgage-back obligations ("MBO")                                 91             166             311
 Collateralized mortgage obligations                               --              34              44
 Other                                                            889             790             995
                                                          ------------     -----------      ----------
 TOTAL                                                        $30,360       $  21,290         $18,067
                                                          ============     ===========      ==========



         All securities are classified as available for sale.

         The table presented below sets forth by type and contractual maturity the Company's investment securities as of December 31, 1997 (dollars in thousands). Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

   Maturity - estimated           U.S.            Federal
        fair value             Treasuries         Agencies         MBO's         Other          Total             Yield
--------------------------   --------------    -------------     ----------     ---------     ------------      ------------
 1 Year or less                     $2,945         $  1,197          $  --        $  291        $  4,433              6.20%
 > 1 to 5 Years                      1,459           19,270             13           598          21,340              6.21%

 > 5 to 10 Years                        --            4,509             --            --           4,509              6.86%
 Over 10 Years                          --               --             78            --              78              7.25%
                             --------------    -------------     ----------     ---------     -----------       ------------
 Total estimated
    fair value                      $4,404          $24,976            $91          $889         $30,360              6.32%
                             ==============    =============     ==========     =========     ===========       ============
 Yield                               6.17%            6.35%          7.04%         6.08%           6.32%

 Weighted Average
 Maturity in Years                   1.03             3.17          14.49          1.45            2.84

None of the Company's securities holdings by individual issuers (excluding the United States government or its agencies) exceeded 10% of total shareholders' equity at December 31, 1997.

III.     LOAN PORTFOLIO

         The following table presents the major categories of the Company's loan portfolio at December 31 (in thousands):


                                             1997             1996              1995
                                       --------------   --------------     -------------
 Construction                              $ 12,071         $   9,944         $  4,461
 Real Estate                                 44,181            35,157           32,098
 Commercial                                  49,644            21,941           20,030
 Individual                                   5,069             5,046            4,622
 Other                                        2,578             1,360            1,811
                                       --------------   --------------     -------------
                                           $113,543           $73,448          $63,022
 Less: Allowance for loan losses             (1,473)           (1,508)          (1,467)
                                       --------------   --------------     -------------
 Total loans, net                          $112,070           $71,940           $61,555
                                       ==============   ==============     =============

The following table presents the contractual maturity distribution and interest-rate sensitivity of the Company's commercial and real estate loans at December 31, 1997 (in thousands). The Company's experience indicates that certain loans, on an individual basis, will be renewed, rescheduled or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                                                                              REMAINING MATURITIES
                                             -------------------------------------------------------------------------------------
                                                1 YEAR OR LESS        1 TO 5 YEARS        DUE AFTER 5 YEARS          TOTALS
                                             -------------------------------------------------------------------------------------
 CONSTRUCTION                                             $  490               $ 6,097               $ 5,484             $ 12,071
 REAL ESTATE                                               1,487                18,990                23,704               44,181
 COMMERCIAL                                                  551                21,180                27,913               49,644
                                             -------------------------------------------------------------------------------------
 TOTAL                                                    $2,528               $46,267               $57,101             $105,896
                                             =====================================================================================

 INTEREST RATE SENSITIVITY

 VARIABLE RATE                                            $1,619               $33,040               $44,119             $ 78,778
 FIXED RATE                                                  909                13,227                12,982               27,118
                                             -------------------------------------------------------------------------------------
 TOTAL                                                    $2,528               $46,267               $57,101             $105,896
                                             =====================================================================================


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

         The Company has no obligation to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at December 31, 1997, 1996 or 1995. Nonaccrual and restructured loans are classified as loans in the accompanying schedules and the Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (in thousands):

 December 31,                                                                  1997             1996            1995
----------------------------------------------------------------------------------------------------------------------
 Nonaccrual loans                                                            $1,763           $  771          $1,592
 Foreclosed real estate                                                         349              212           1,152
                                                                              -----            -----           -----

 Total nonperforming assets                                                  $2,112           $  983          $2,744
----------------------------------------------------------------------------------------------------------------------
 Loans classified as nonaccrual but contractually current                      $126           $    1            $105
----------------------------------------------------------------------------------------------------------------------
 Restructured loans classified as nonaccrual above                              824               --              88
 Restructured loans accruing                                                     44            1,088           1,173
                                                                               ----            -----           -----

 Total restructured loans                                                      $868           $1,088          $1,261
----------------------------------------------------------------------------------------------------------------------

There was one loan of $160,000 past due 90 days and still accruing at December 31, 1997. There were two loans past due 90 days or more and still accruing at December 31, 1996 totaling $35,000 and none, in 1995.

         The gross interest income that would have been received during the year ended December 31, 1997 on nonaccrual and accruing restructured loans had such loans been current in accordance with their original terms throughout the year was approximately $260,000 and $2,000, respectively. Recorded interest income was approximately $1,700 on troubled debt restructurings. No interest income was recorded on loans classified as nonaccrual in 1997.

         The following schedule presents a breakdown by type of property of foreclosed real estate (in thousands):

         ------------------------------------------------------------------------------------------------
            Years ended December 31,                      1997               1996                 1995
         ------------------------------------------------------------------------------------------------
            Commercial land                               $ --              $  --             $    546
            Residential land                                --                 --                  254
            Commercial property                            402                265                  567
            1-4 family residential                          --                 --                  147
         ------------------------------------------------------------------------------------------------
            Total                                          402                265                1,514
              Allowance for losses                         (53)               (53)                (362)
         ------------------------------------------------------------------------------------------------
            Total estimated fair value                    $349              $ 212               $1,152
         ================================================================================================


         Activity in the allowance for losses on foreclosed real estate is as follows:

         ---------------------------------------------------------------------------------------------------
                                                              1997               1996                 1995
         ---------------------------------------------------------------------------------------------------
            Balance at beginning of year                      $ 53           $   362                $ 748
            Provision for losses                                --                --                  231
            Dispositions, net                                   --              (309)                (597)
            Charge-offs, net of recoveries                      --                --                  (20)
         ---------------------------------------------------------------------------------------------------
            Balance at end of year                            $ 53           $    53                $ 362
         ---------------------------------------------------------------------------------------------------

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

         Management believes that the allowances for losses on loans and foreclosed real estate are adequate given current circumstances and conditions. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions, the situations of specific borrowers, or other factors.

         The following table shows activity affecting the allowance for possible loan losses for the periods indicated (dollars in thousands):

         December 31,                                   1997           1996           1995
                                                        ----           ----           ----
         Balance at beginning of period                 $1,508        $1,467           $2,750
         Provision for loan losses                         254          (227)            (260)
         Loans charged off:
            Construction                                     0             0                0
            Real Estate                                    377           228              657
            Commercial                                       0           168              639
            Individual                                      41            48               44
            Other                                            0             0                0
                                                       -------        -------         -------
         Total loans charged off                          $418          $444           $1,340

         Recoveries:
            Construction                                     0             0                0
            Real Estate                                     58           182               38
            Commercial                                      60           517              243
            Individual                                      11            13               36
            Other                                            0             0                0
                                                        ------         ------           -----
         Total recoveries                                 $129          $712             $317

         Total allowance at end of period               $1,473        $1,508           $1,467
                                                    ============    ===========      ==========

         Net loans charged off as a % of
        average loans outstanding                        0.36%         -0.36%           1.58%
                                                    ============    ===========      ==========

         The following is a breakdown of the allowance for loan losses by loan category (in thousands). This breakdown represents management's best judgment as to the allocation of the allowance based on the risk characteristics associated with each category of loans. The allowance is allocated to specific categories of loans for analysis purposes only.

                               12/31/97                          12/31/96                            12/31/95
                    -------------------------------------------------------------------------------------------------------
                      Allowance      Distribution      Allowance       Distribution        Allowance        Distribution
                      Allocation       of Loans        Allocation        of Loans          Allocation         of Loans
                    -------------------------------------------------------------------------------------------------------
 Construction              $  134           10.63%          $  150             13.54%          $     62             7.08%
 Real Estate                  764           38.91%             828             47.87%               884            50.93%
 Commercial                   489           43.72%             427             29.87%               432            31.78%
 Individual                    57            4.47%              81              6.87%                64             7.34%
 Other                         29            2.27%              22              1.85%                25             2.87%
                    -------------------------------------------------------------------------------------------------------
                           $1,473          100.00%          $1,508            100.00%            $1,467           100.00%
                    =======================================================================================================


V.       DEPOSITS

         The following table provides a breakdown by category of deposits of the Company on a daily average basis at the dates indicated (dollars in thousands):

 Year ending December 31,                             1997                            1996                          1995
                                           -----------------------------------------------------------------------------------------
                                             Average         Average         Average         Average        Average       Average
                                             Amount            Rate          Amount           Rate          Amount          Rate
                                           -----------------------------------------------------------------------------------------
 Demand deposits                                 $24,442          0.00%         $19,332          0.00%        $18,612          0.00%
 Money market, savings, and interest
 checking                                         76,276          3.97%          56,186          3.61%         50,455          3.60%

 Time deposits                                    27,111          5.50%          23,499          5.67%         23,416          5.51%
                                           --------------                 --------------                --------------

 TOTAL DEPOSITS                                 $127,829                        $99,017                       $92,483
                                           ==============                 ==============                ==============

         Maturities of certificates of deposit and other time deposits greater than $100,000 outstanding at December 31, 1997 are presented below (dollars in thousands):


                                     Certificates of Deposit              Other Time Deposits
                                  ----------------------------       -----------------------------
 Three months or less                                  $   228                          $       0
 Over 3 through 6 months                                   206                                105
 Over 6 through 12 months                                2,011                                  0
 Over 12 months                                          6,814                                906
                                  ----------------------------       -----------------------------
 TOTAL                                                  $9,259                             $1,011
                                  ============================       =============================

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity, and certain other ratios for the periods indicated follow:

 Year ended December 31,                            1997                  1996                  1995
                                               ---------------------------------------------------------
 Return on Average Assets                           0.76%                4.42%                 1.49%

 Return on Average Equity                           6.14%                36.35%                15.29%

 Average Equity to Average Assets                  12.42%                12.15%                9.75%

 Dividend Payout Ratio                               -                     -                     -

VII.     SHORT-TERM BORROWINGS

         The table below shows balances and rates paid on short-term borrowings:


                                                                   1997                     1996                    1995
 (in thousands)                                             Amount       Rate        Amount       Rate       Amount        Rate
===================================================================================================================================
 At year end:
    Securities sold under repurchase agreements               $3,049       4.15%       $   -            -      $    -           -
-----------------------------------------------------------------------------------------------------------------------------------
 Average for the year:
    Securities sold under repurchase agreements               $1,220       4.08%       $   -            -        $261       4.83%
-----------------------------------------------------------------------------------------------------------------------------------
 Maximum month-end balance:
    Securities sold under repurchase agreements               $4,259                                           $1,321
===================================================================================================================================

ITEM 2.  Properties

         Suburban Maryland owns and occupies a one-story building located in Capitol Heights, Maryland and occupies leased office and banking space in its other six Maryland locations (Greenbelt, Oxon Hill, Clinton, Bethesda, Rockville and White Flint). The Greenbelt lease had a five-year initial term which expired May 31, 1991, and is currently in the first of three five-year renewal option terms. The Oxon Hill lease also had a five-year initial term which expired June 30, 1992 and the first five-year renewal term expired June 30, 1997, at which time the second of three five-year renewal options was exercised (see "Item 13. Certain Relationships and Related Transactions"). The Rockville lease is currently in its ten-year initial term which expires April 12, 2000 and contains two five-year renewal options, and the Clinton lease is currently in its initial term of seven years, expiring January 1, 2003, and has one five-year renewal option. The Bethesda lease is currently in its initial term of six years which expires September 30, 2002 and includes one five-year renewal option, and the White Flint lease, which commenced January 1, 1998, expires December 31, 2003 and includes an option to extend the lease for one period of five years.

ITEM 3.  Legal Proceedings

         As of March 2, 1998, there were no material legal proceedings against Suburban Bancshares, Inc. or its subsidiary.

ITEM 4.  Submission of Matters to Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

         The information contained under the heading "Market for Common Stock" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 6.  Selected Financial Data

         The information contained under the heading "Summary Financial Information" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements together with the report of Stegman and Company thereon appearing in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference thereto. See ITEM 14 for a list of financial statements and notes thereto so incorporated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1997.

                                    PART III

ITEM 10.         Directors and Executive Officers

         The information contained under the heading "Directors and Executive Officers" in the Company's definitive proxy statement relating to the Company's 1998 meeting of shareholders is incorporated herein by reference thereto.

ITEM 11.         Compensation of Executive Officers and Directors

         The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's 1998 meeting of shareholders is incorporated herein by reference thereto.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement relating to the Company's 1998 meeting of shareholders is incorporated herein by reference thereto.

ITEM 13.         Certain Relationships and Related Transactions

         The information contained under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the Company's 1998 meeting of shareholders is incorporated herein by reference thereto.

                                    PART IV

ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form
8-K

         (a)     The following documents are filed as part of this report:

                 1.       Financial Statements

                          As listed in the index to financial statements on page 21 hereof.

                 2.       Financial Statement Schedules

                          Schedule I Indebtedness of and to Related Parties - included in Note L to the Consolidated Financial Statements.

                          Schedule II Guaranties of Securities and Other Issuers has been omitted because the required information is not applicable.

                 3.       Exhibits

                          As listed in the Index to Exhibits on pages 21 and 22 hereof.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1997.

         (c)     See Item 14.(a)3. above

         (d)     See Item 14.(a)2. above

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCSHARES, INC.

By:      Winfield M. Kelly, Jr.
         -----------------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         Date:  March 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Winfield M. Kelly, Jr.
         -----------------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         (Principal Executive Officer and Director)
         Date:  March 18, 1998

By:      Marlin K. Husted
         -----------------------------
         Marlin K. Husted
         Vice Chairman of the Board
         Date:  March 18, 1998

By:      Stephen A. Horvath
         -----------------------------
         Stephen A. Horvath
         President, Chief Operating Officer, and Director
         Date:  March 18, 1998

By:      Sibyl S. Malatras
         -----------------------------
         Sibyl S. Malatras
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)
         Date:  March 18, 1998

By:      Raymond G. LaPlaca
         -----------------------------
         Raymond G. LaPlaca, Director
         Date:  March 18, 1998

By:      Barbara M. DiNenna-Corboy
         -----------------------------
         Barbara M. DiNenna-Corboy, Director
         Date:  March 18, 1998

By:      Vincent D. Palumbo
         -----------------------------
         Vincent D. Palumbo, Director
         Date:  March 18, 1998

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report on 1997 Consolidated Financial Statements                                                 *

Consolidated Balance Sheets at December 31, 1997 and 1996                                                              *

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995                             *

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995        *

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                             *

Notes to Consolidated Financial Statements                                                                             *

-----------------------


* Incorporated by reference to the Company's 1997 Annual Report to Shareholders. See ITEM 8 of this report on Form 10-K.

                               INDEX TO EXHIBITS


Exhibit Number                                     Description
-----------------------------------------------------------------------------------------------------------------------------------
 2.1             Agreement and Plan of Reorganization between Bancshares 2000, Inc. and Jefferson Bank and Trust Company dated
                 February 21, 1989 (Incorporated by reference to Exhibit 2.1 of the 1988 Annual Report on Form 10-K)

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

10.5a            Employment Agreement with William R. Johnson dated December 27, 1996 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.5b            Deferred Compensation Agreement with William R. Johnson dated December 27, 1996 (Incorporated by reference to
                 Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.5c            Trust Under Deferred Compensation Agreement with William R. Johnson dated December 27, 1996 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.6             Services Agreement with Winfield M. Kelly, Jr. dated January 29, 1997 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.7             Employment Agreement with Stephen A. Horvath dated December 9, 1996 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.8             1997 Stock Option Plan, as adopted at the stockholders' meeting held on May 22, 1997

10.9a            Severance Agreement with Joseph E. Burnett dated March 2, 1998

10.9b            Severance Agreement with Harold J. Koch dated March 2, 1998

10.9c            Severance Agreement with Sibyl S. Malatras dated March 2, 1998

11.              Computation of per share earnings

13.              Suburban Bancshares, Inc. 1997 Annual Report to Stockholders (furnished for the information of the Securities and
                 Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K except for the portions thereof which are specifically incorporated herein by reference)

21.              List of Subsidiaries of Suburban Bancshares, Inc.

23               Consent of Stegman and Company

27.              Financial Data Schedule