Form 10-Q
period 1998-03-31
SUBURBAN BANCSHARES INC
filed 1998-05-13
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               March 31, 1998
                 --------------------------------------------------------------

Commission File Number          0-16595
                      ---------------------------------------------------------


                          SUBURBAN BANCSHARES, INC.
-------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)

                     Delaware                                                         54-1319441
--------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation)                          (I.R.S. Employer Identification No.)


                      7505 Greenway Center Drive, Greenbelt, Maryland         20770
------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

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

                 Yes   X                           No
                     ------                           ------


Common Stock $.01 Par Value                Outstanding at May 4, 1998
---------------------------                ------------------------------------
        (Class)

                                              10,951,218 Shares
                                           ---------------------------

                           SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                 March 31, 1998


PART  I.  FINANCIAL INFORMATION                                                                       PAGE NO.
-------------------------------                                                                       --------
Item 1.  Condensed Financial Statements

                 Consolidated Balance Sheets March 31, 1998 (unaudited)
                  and December 31, 1997 (audited)                                                              3

                 Consolidated Statements of Operations (unaudited)
                 Three months ended March 31, 1998 and March 31, 1997                                          4

                 Consolidated Statements of Cash Flows (unaudited)
                 Three months ended March 31, 1998 and March 31, 1997                                          5

                 Consolidated Statements of Changes in Shareholders' Equity
                 Three months ended March 31, 1998 and March 31, 1997                                          6

                 Notes to Consolidated Financial Statements                                                    6-9


Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                 10-16

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,             December 31,
 (in thousands)                                                                            1998                    1997
                                                                                     (unaudited)                (audited)
 ASSETS

 Cash and due from banks                                                              $  15,516                $  10,759

 Federal funds sold                                                                      47,455                   15,569

 Investment securities                                                                   30,530                   30,360

 Loans                                                                                  114,611                  113,543
   Less: Allowance for loan losses                                                       (1,434)                  (1,473)
 Loans, net                                                                             113,177                  112,070

 Premises and equipment, net                                                              1,720                    1,658
 Foreclosed real estate                                                                   1,089                      349
 Accrued interest receivable                                                              1,005                    1,172
 Deferred income taxes                                                                    3,141                    3,299
 Other assets                                                                               486                      430

 TOTAL ASSETS                                                                         $ 214,119                $ 175,666

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
   Noninterest-bearing deposits                                                       $  34,992                $  28,856
   Interest-bearing deposits                                                            153,999                  123,946
     Total deposits                                                                     188,991                  152,802

 Securities sold under repurchase agreements                                              4,961                    3,049

 Accrued expenses and other liabilities                                                     699                      633

 Total liabilities                                                                      194,651                  156,484


 Shareholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                                          --                       --
   Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares
 issued and outstanding at March 31, 1998 and December 31, 1997                             109                      109
   Paid-in capital - stock options                                                          534                      534
   Additional paid-in capital                                                            25,259                   25,259
   Accumulated deficit                                                                   (6,615)                  (6,910)
   Accumulated other comprehensive income                                                   181                      190
 Total shareholders' equity                                                              19,468                   19,182

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 214,119                $ 175,666

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                        Three months ended March 31,

 (in thousands, except per share data)                                                1998                        1997
 INTEREST INCOME
 Interest and fees on loans                                                         $2,501                      $1,960
 Taxable interest on securities                                                        482                         336
 Interest on Federal funds sold                                                        237                         195
 Total interest income                                                               3,220                       2,491

 INTEREST EXPENSE
 Interest on deposits                                                                1,334                         935
 Interest on short-term borrowings                                                      36                         --
 Total interest expense                                                              1,370                         935

 NET INTEREST INCOME                                                                 1,850                       1,556
 Provision for loan losses                                                             100                          35
 Net interest income after provision for loan losses                                 1,750                       1,521

 NONINTEREST INCOME
 Service charges on deposit accounts                                                   151                         122
 Other income                                                                           57                          49
 Total noninterest income                                                              208                         171

 NONINTEREST EXPENSE
 Salaries and employee benefits                                                        816                         730
 Occupancy expense                                                                     182                         164
 Furniture and equipment expense                                                        63                          52
 Other expense                                                                         439                         444
 Total noninterest expense                                                           1,500                       1,390
 Income before income taxes                                                            458                         302
    Income tax                                                                         163                         106

 NET INCOME                                                                           $295                        $196

 Basic earnings per common share                                                     $0.03                       $0.02
 Diluted earnings per common share                                                   $0.03                       $0.02

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                         Three Months Ended March 31,

  (in thousands)                                                                           1998                1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                    $295                $196
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                                 57                  40
      Provision for loan losses                                                                   100                  35
      Deferred income tax expense                                                                 163                 106
      Originations of loans held for sale                                                          --                 (92)
      Net accretion on securities                                                                 (22)                (14)
      Decrease in deferred loan fees                                                              (30)                 (7)
      Amortization of premium on loans purchased                                                   51                  --
      Decrease in accrued income and other assets                                                 111                 273
      Increase (decrease) in accrued expenses and other liabilities                                65                 (76)

      Net cash provided by operating activities                                                   790                 461

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Federal funds sold                                                             (31,886)            (13,140)
   Purchases of available for sale securities                                                  (2,117)             (3,666)
   Proceeds from maturities of available for sale securities                                    1,950               1,775
   Proceeds from prepayments of principal on securities                                             5                  30
   Net increase in loans                                                                       (1,947)             (3,567)
   Purchases of loans                                                                             (20)                 --
   Net purchases of premises and equipment                                                       (119)               (276)
   Gain on sale of fixed assets                                                                    --                  (3)

   Net cash used by investing activities                                                      (34,134)            (18,847)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in total deposits                                                              36,189              20,797
   Net increase in securities sold under agreements to repurchase                               1,912                  --

   Net cash provided by financing activities                                                   38,101              20,797

 Net increase in cash and due from banks                                                        4,757               2,411
 Cash and due from banks at beginning of period                                                10,759               7,848

 Cash and due from banks at end of period                                                     $15,516             $10,259

 Interest paid                                                                                 $1,360                $940
 Income taxes paid                                                                                 --                  --
 Loans transferred to foreclosed real estate                                                      740                  --

               See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Unaudited



 (in thousands)                                                    Accumulated Other
                                                                     Comprehensive
 Three Months Ended                                Accumulate           Income        Common Stock       Paid-in
 March 31, 1998                                     Deficit                                              Capital     Total
 Beginning balance                                      $(6,910)             $190           $109         $25,793     $19,182
                                                     -----------    --------------    ----------        --------     --------
 Comprehensive income:
    Net income                                              295                                                          295
    Other comprehensive income, net of tax
       Unrealized gains (losses) on  securities
 available for sale                                                            (9)                                        (9)
                                                                                                                    ---------
 Comprehensive income                                                                                                    286
                                                   -------------    --------------    ----------      ----------    ---------
 Ending balance                                         $(6,615)             $181           $109         $25,793     $19,468


 Three Months Ended
 March 31, 1997

 Beginning balance                                      $(8,041)             $(30)          $109         $25,793     $17,831
                                                      ----------    --------------    ----------         -------     -------
 Comprehensive income:
   Net income                                               196                                                          196
   Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
 available for sale                                                          (119)                                      (119)
                                                                                                                    ---------
 Comprehensive income                                                                                                     77
                                                   -------------    --------------    ----------      ----------    ---------
 Ending balance                                         $(7,845)            $(149)          $109         $25,793     $17,908




                           SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

         The Company is required to classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. At the time of purchase, management determines the appropriate designation for securities.

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at March 31, 1998 (in thousands):

                                                  Amortized Cost     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                                Gains               Losses                Value
 U.S. Treasury notes                                    $  2,441                $  16               $  (1)             $  2,456
 Federal agencies                                         26,825                  294                 (19)               27,100
 Mortgage-backed obligations of federal agencies              84                    1                  (1)                   84
 Other                                                       884                    6                   --                  890

 Total investment securities                             $30,234                 $317                $(21)              $30,530

         The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1997 (in thousands):

                                                  Amortized Cost     Gross Unrealized     Gross Unrealized       Estimated Fair
                                                                                Gains               Losses                Value
 U.S. Treasury notes                                    $  4,384                $  21                $ (1)             $  4,404
 Federal agencies                                         24,695                  285                  (4)               24,976
 Mortgage-backed obligations of federal agencies              89                    2                   --                   91
 Other                                                       883                    7                  (1)                  889

 Total securities available for sale                     $30,051                 $315                $ (6)              $30,360

         The amortized cost and estimated fair value for securities at March 31, 1997, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.


 In thousands                                  Amortized Cost    Estimated Fair Value
 Due in one year or less                             $  4,622                $  4,637
 Due after one year through 5 years                    23,435                  23,686
 Due after 5 years through 10 years                     2,093                   2,123
 Due after 10 years                                        --                      --
 Mortgage-backed securities                                84                      84

 Total                                                $30,234                 $30,530

         There were no sales of securities in the three months ended March 31, 1998 or 1997. The net unrealized holding gain on available for sale securities, which is shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $181,000 at March 31, 1998 and $190,000 at December 31, 1997.

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

         Information with respect to impaired loans is as follows:

                                                                                  March 31,           December 31,
 in thousands                                                                       1998                  1997
 Impaired loans with a valuation allowance                                                $1,154             $   1,763
 Impaired loans without a valuation allowance                                                 --                    --
                                                                                        --------              --------

 Total impaired loans                                                                      1,154                 1,763
 Allowance for credit losses related to impaired loans                                       254                   274
 Allowance for credit losses related to other than impaired loans                          1,180                 1,199
                                                                                           -----                 -----

 Total allowance for credit losses                                                         1,434                 1,473

 Average impaired loans for the period                                                    $1,594                $1,633
 Interest income on impaired loans recognized on the cash basis                              --                     --


         There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at March 31, 1998 or December 31, 1997.

         The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at March 31, 1998. Increases and decreases in the allowance include changes in the measurement of impaired loans.

         Activity in the allowance for losses is summarized as follows:


                                                                                      Three Months Ended
                          in thousands                                                  March 31, 1998
                                                                                 --------------------------
                          Balance at beginning of period                                           $ 1,473
                          Provision for loan losses                                                    100
                          Loans charged off                                                           (183)
                          Recoveries                                                                   44
                                                                                 --------------------------

                          Balance at end of period                                                 $ 1,434
                                                                                 ==========================

NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands) at March 31, 1998 and December 31, 1997:


                                                                    March 31, 1998      December 31, 1997
                                                                 -------------------------------------------
                           Commercial property                              $1,142                    $402
                                                                 -------------------------------------------
                           Total                                            $1,142                     402
                             Allowance for losses                              (53)                   (53)
                                                                 -------------------------------------------

                           TOTAL FAIR VALUE                                 $1,089                    $349
                                                                 ===========================================

NOTE E - REGULATORY MATTERS

         The Company is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of March 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The actual capital amounts and ratios for the Company and the Bank are presented in the table below:

                                                                              FOR CAPITAL            TO BE WELL
                                                          ACTUAL           ADEQUACY PURPOSES        CAPITALIZED

 $ in thousands                                     AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT     RATIO
 As of March 31, 1998:
      Total capital (to risk-weighted assets):
           Company                                   $19,604    17.20%      $9,119      8.00%     $11,399     10.00%
           Suburban Bank of Maryland                  15,015    13.36        8,991      8.00       11,238     10.00
      Tier 1 capital (to risk-weighted assets):
           Company                                    18,179    15.95        4,559      4.00        6,839      6.00
           Suburban Bank of Maryland                  13,610    12.11        4,495      4.00        6,743      6.00
      Tier 1 capital (to average assets):
           Company                                    18,179    10.43        6,996      4.00        8,745      5.00
           Suburban Bank of Maryland                  13,610     8.03        6,780      4.00        8,475      5.00
 As of December 31, 1997:
      Total capital (to risk-weighted assets):
           Company                                   $18,981    18.44%      $8,233      8.00%     $10,292     10.00%
           Suburban Bank of Maryland                  14,437    14.25        8,105      8.00       10,132     10.00
      Tier 1 capital (to risk-weighted assets):
           Company                                    17,692    17.19        4,117      4.00        6,175      6.00
           Suburban Bank of Maryland                  13,168    13.00        4,053      4.00        6,079      6.00
      Tier 1 capital (to average assets):
           Company                                    17,692    10.82        6,542      4.00        8,178      5.00
           Suburban Bank of Maryland                  13,168     8.25        6,383      4.00        7,979      5.00

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the three months ended March 31, 1998 and 1997. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

         Suburban Bancshares, Inc. reported earnings of $295,000 for the three months ending March 31, 1998, an increase of $99,000, or 50.5%, over $196,000 reported for the first quarter of 1997. Improvement in earnings is attributed to strong asset growth, offset by a declining net interest margin.

         Total assets climbed to $214.1 million at March 31, 1998, a $67.2 million, or 45.8%, increase from $146.9 million at March 31, 1997. Asset growth since December 31, 1997 is $38.4 million, or 21.9%. Loans have increased $31.6 million, or 38.0%, since March 31, 1997 and $1.1 million, or 0.9%, since year-end 1997, reaching $114.6 million at the end of the first quarter of 1998. Deposits, at $189.0 million, rose 47.2% since March 31, 1997 and 23.7% since December 31, 1997.

         Average assets were $174.3 million for the first three months of 1998, $45.3 million, or 35.1%, above average assets of $129.0 million for the same period of 1997. Average earning assets rose $43.4 million, or 37.2%, and average deposits rose $40.2 million, or 36.4%.

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

         Net interest income rose $294,000, or 18.9%, from $1,556,000 for the first quarter of 1997 to $1,850,000 in 1998, the net result of higher loan and deposit volume which offset a falling net interest margin.

         The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first three months of 1998, the net interest margin was 4.69%, falling 73 basis points from 5.42% in the same period of 1997, the result of a drop of 84 basis points in the yield on loans and an increase of 17 basis points in funding costs.

         Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense and volume changes were key determinants of the increase in net interest income in the first quarter of 1998. Both total average earning assets and total average interest bearing funds rose in the first quarter of 1998 as compared to 1997. Average earning assets rose $43.4 million, or 37.2%, from $116.4 million in 1997 to $159.8 million in 1998, and average interest bearing funds increased $38.6 million, or 43.6%, from $88.6 million to $127.2 million for the same periods. As a percentage of average assets, earning assets rose from 90.2% in the first quarter of 1997 to 91.7% in 1998, which resulted in higher interest income. Average interest-bearing funding sources rose as well, from 80.3% of total funding sources in the first quarter of 1997 to 82.6% in the same period in 1998, resulting in a higher cost of funds. Because the growth in earning assets exceeded the growth of interest-bearing funds, the level of net interest income improved, even though the net interest margin declined.

         Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first quarter of 1998. The yield on earning assets fell in 1998 to 8.17% from 8.67% in 1997, as loan yields dropped to 9.08% from 9.92%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans, which were purchased during the last half of 1997. This pool, averaging $16,991,000 in the first quarter of 1998, represents 15.1% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield, at 7.16%, is less than loans without the backing of a government guarantee. The yield on the investment portfolio remained stable as maturing dollars were reinvested and extended the overall portfolio maturity, and the return on Federal funds remained higher on average than in the first three months of 1997. An increase in the cost of funds also reduced the margin, as rates paid for funds rose to 3.61% for 1998 from 3.44% in 1997, a 17 basis point increase primarily the result of changes in the composition of funding sources.

         Changes in the mix of both earning assets and funding sources also impacted net interest income in the first quarter of both 1998 and 1997; however, the changes in the mix of earning assets were less significant than the changes in composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 68.8% in 1997 to 69.9% in 1998; average investments also rose slightly from 18.5% to 19.3%. Short-term investments, Federal funds sold, fell from 12.8% of earning assets to 10.8%. The impact of these shifts, though small, helped to moderate the decrease in the yield on earning assets resulting from rate changes. Changes in the mix of interest-bearing funds were more pronounced as funds shifted to higher-cost deposits from noninterest-bearing funding sources and lower-cost transaction accounts. Time deposits rose $15.7 million, from 19.7% of funding sources to 24.3% in 1998, and noninterest-bearing deposits fell from 19.7% to 17.4%; both of these changes in deposit composition resulted in an increase in the cost of funds. A new product introduced in the second quarter of 1997 offers a sweep of noninterest-bearing deposits, into a repurchase agreement; this shift of funds from noninterest-bearing to interest-bearing funds was also a negative impact on the margin.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

 Three Months ended March 31,                                      1998                                     1997

                                                                             AVERAGE                                 AVERAGE
                                                 AVERAGE                     YIELD         AVERAGE                   YIELD
 ASSETS                                          BALANCE       INTEREST      OR RATE       BALANCE      INTEREST     OR RATE
---------------------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
  Loans                                            $111,758         $2,501         9.08%      $80,084        $1,960        9.92%
  Investment securities                              30,861            482         6.34%       21,484           336        6.34%
  Fed funds sold & other deposits                    17,216            237         5.58%       14,900           195        5.31%
 Total interest-earning assets                      159,835          3,220         8.17%      116,468         2,491        8.67%

 Noninterest-earning assets:
  Cash and due from banks                             8,704                                     7,368
  Bank property and equipment                         1,714                                     1,429
  Other assets                                        5,599                                     5,308
  Less: Allowance for loan losses                    (1,505)                                   (1,521)

 Total noninterest-earning assets                    14,512                                     12,584

 TOTAL ASSETS                                      $174,347                                  $129,052
---------------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Checking, money market & savings                  $86,369           $830         3.90%       $66,865         $636        3.86%
  Time deposits                                      37,385            504         5.47%        21,732          299        5.57%
  Other borrowings                                    3,473             36         4.22%           ---          ---          ---

 Total interest-bearing liabilities                 127,227          1,370         4.37%        88,597          935        4.28%

 Noninterest-bearing deposits                        26,766                                     21,726

 Total funding sources                              153,993          1,370         3.61%       110,323          935        3.44%

 Other liabilities                                      945                                        770
 TOTAL LIABILITIES                                  154,938                                    111,093

 Shareholders' equity                                19,409                                     17,959

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $174,347                                   $129,052
---------------------------------------------------------------------------------------------------------------------------------

 Net interest income                                                $1,850                                   $1,556

 Net interest spread                                                               4.56%                                   5.24%

 Net interest margin                                                               4.69%                                   5.42%

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

         In the first three months of 1998, the provision for loan losses was $100,000. Loans charged off totaled $183,000 and recoveries were $44,000. In the same period of 1997, the provision was $35,000, loans charged off were $31,000 and recoveries totaled $12,000.

NONINTEREST INCOME

         Noninterest income rose $37,000, or 21.6%, in the first quarter of 1998 to $208,000 from $171,000 in the same period of 1997. Deposit account service charges increased as deposits rose; and fees for other services provided to customers rose as the customer base increased.

NONINTEREST EXPENSES

         Noninterest expenses increased $110,000, or 7.9%, in the first three months of 1998 as compared to the same period of 1997, from $1,390,000 to $1,500,000. Salaries and benefits increased over last year's first quarter, the result of merit increases and staffing for a new branch. The new branch in White Flint and new services offered have pushed other expenses higher, as well.

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

         The recorded investment in loans that were considered impaired was $1,154,000 and $1,763,000 at March 31,1998 and December 31, 1997, respectively.
The decrease in impaired loans in the first quarter of 1998 is the result of a large loan being transferred to foreclosed real estate. There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at March 31, 1998 or at December 31, 1997.

         Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $1,089,000 at March 31, 1998, an increase of $740,000 from $349,000 at December
31,1997.

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

         The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses related to loans that are identified as impaired is based on discounted cash flows using the loans' initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

         The allowance for loan losses was $1,434,000 at March 31,1998, a slight decrease from $1,473,000 at December 31, 1997. Activity in the allowance for loan losses during the first quarter of 1998 included recoveries of $44,000, charge-offs of $183,000, and a provision for future losses of $100,000.

LIQUIDITY AND INTEREST SENSITIVITY

         Liquidity is the ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. Liquidity is provided through readily marketable assets, maturing loans and investments, and the ability to generate new deposits or borrowings as needed. The Company's liquidity position is monitored and managed by the Asset/Liability Management Committee, which has the overall objective of optimizing income while minimizing and controlling liquidity and interest rate risk, and maintaining capital adequacy.

         Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 79.8% of total funding sources at March 31, 1998, compared to 77.6% at the end of 1997. Another indicator of adequate liquidity is the level of readily marketable assets. These liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loan in the loan portfolio increased to 48.4% of total assets at March 31, 1998 from 40.5% at December 31, 1997.

         As a supplementary source of short-term liquidity, the Bank maintains $16,000,000 of reverse repurchase lines of credit and unsecured lines of credit totaling $2,000,000 with correspondent banks. These correspondents meet regulatory capital requirements for well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Bank has not needed to utilize these backup lines as internally generated liquidity has provided ample resources.

         Interest sensitivity pertains to the volatility of earnings resulting from interest rate fluctuations. The management of interest rate risk has two goals: to minimize fluctuations in net interest income and net income, and to identify the potential change in the Company's market value of portfolio equity. Interest rate risk can be defined or measured as either the change in earnings that results from changes in interest rates (earnings at risk) or a change in the theoretical market value of the Company (economic value at risk). Economic value at risk is essentially the value of equity at risk. The Company recognizes that with return, there must be risk; however, the levels of risk must be contained within tolerable limits as established by the Asset/Liability Management Committee and the Investment Sub-committee.

         One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at March 31, 1998.

                                                   Interest Rate Sensitivity Analysis

                                                    3 months or     Over 3 months      Over 6      Over 1 year       Total
                                                       less              to          months to 1
 in thousands                                                         6 months          year
 Interest-earning assets:
    Federal funds sold                                  $47,455       $      --        $     --    $        --        $ 47,455
    Investments                                             500              498          3,548         25,984          30,530
    Loans (1)                                            69,071            2,684         12,149         30,729         114,633
       Total interest-earning assets                    117,026            3,182         15,697         56,713         192,618
 Cumulative rate sensitive assets                       117,026          120,208        135,905        192,618

 Interest-bearing liabilities:
    Interest checking deposits                         $ 14,701        $     --        $     --      $      --        $ 14,701
    Money market deposits and savings deposits          100,965              --              --             --         100,965
    Time deposits                                        25,859            2,026          3,481          6,968          38,334
    Securities sold under repurchase agreements           4,961              --              --             --           4,961
       Total interest-bearing liabilities               146,486            2,026          3,481          6,968         158,961
 Cumulative rate sensitive liabilities                  146,486          148,512        151,993        158,961

 GAP $                                                 $(29,460)       $   1,156        $12,216        $49,745
 CUMULATIVE GAP                                         (29,460)         (28,304)       (16,088)        33,657         $33,657
 CUMULATIVE GAP TO TOTAL ASSETS                          -13.76%          -13.22%         -7.51%        15.72%          15.72%

 (1) Excludes net deferred fees of ($22).

         The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily. At March 31, 1998, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 7.51%. This negative gap position means that the Company had $16,088,000 more liabilities than assets repricing within one year. At December 31, 1997 the gap as a percentage of assets was negative 8.17%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

         Another tool used to assess interest rate risk reflects the adverse changes that would occur assuming an instantaneous, parallel shift of 200 basis points in the Treasury Yield Curve is introduced over a one-year forecast horizon. This interest shock simulation measures the potential changes in simulated earnings and the potential changes in market value of portfolio equity as rates are shifted at each point on the yield curve upward and downward. The methodology is based upon an initial forecast assumption of a constant balance sheet and constant market interest rates and utilizes present value computations on cash flows as well as duration analysis to produce measurements of earnings and economic value at risk. The analyses are prepared using current call report data from the Bank and incorporate both management assumptions and trend analyses based upon the Company's historical data as well as market trends in pricing spreads, prepayment patterns and other rate-driven parameters which affect the level and timing of cash flows. Finally, the impact of planned growth is factored into the simulation model.

         The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance
against these guidelines, as well as peer results, on a quarterly basis.   The
Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of December 31, 1997, the estimated sensitivity profile for the

Company showed a change in annual net interest income of -12.5% and a change in economic value of -14.1% for a downward shift of 200 basis points in interest rates. Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the first quarter of 1998.

         Both of the above tools used to assess interest rate risk have strengths and weaknesses. Because the gap reflects a static position at a single point in time, it is limited in quantifying the total impact of market rate changes which do not affect all earning assets and interest-bearing liabilities equally or simultaneously. In addition, gap reports depict the existing structure, excluding exposure arising from new business. While the simulation process is a powerful tool in analyzing interest rate sensitivity, many of the assumptions used in the process are both highly qualitative and subjective and subject to the risk that past historical activity may not generate accurate predictions of the future. Both measurement tools, however, provide a comprehensive evaluation of the Company's exposure to changes in interest rates, enabling management to control the volatility of earnings.

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $286,000, or 1.5%, in the first three months of 1998 to $19,468,000 at March 31, 1998 from $19,182,000 at December
31, 1997. Earnings of $295,000 were partially offset by a decrease of $9,000 in the accumulated other comprehensive income.

         A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1997 and March 31, 1998, the Company was considered to be a well capitalized financial institution.

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At March 31, 1998, the Company reported at Tier 1 risk-based capital ratio of 15.95% and a ratio of 17.20% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1998, the leverage capital ratio for the Company was 10.39%.

PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                 (a) The following documents are filed as part of this report.

                          Exhibit #        Description

                          11.0             Computation of per share earnings

                          27.0             Financial Data Schedule

                 (b) No reports on Form 8K were filed in the quarter ended March 31, 1998.



                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                            SUBURBAN BANCSHARES, INC.
                                                            (Registrant)
Date:   May 11, 1998                               Stephen A. Horvath
       --------------------------                  --------------------------------------
                                                   Stephen A. Horvath
                                                   President and Chief Operating Officer



Date:   May 11, 1998                               Sibyl S. Malatras
       ------------------------                    --------------------------------------
                                                   Sibyl S. Malatras
                                                   Senior Vice President and Treasurer
                                                   (Principal Financial Officer)