Form 10-Q
period 1998-06-30
SUBURBAN BANCSHARES INC
filed 1998-08-12
CIK 768177

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED           JUNE 30, 1998
                 ---------------------------------------------------------------

COMMISSION FILE NUMBER      0-16595
                      ----------------------------------------------------------


                            SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

      DELAWARE                                             54-1319441
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
     OF INCORPORATION)                                  IDENTIFICATION NO.)


      7505 GREENWAY CENTER DRIVE, GREENBELT, MARYLAND                 20770
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                                 (301) 474-6694
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)
--------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               YES  X                        NO
                   ---                          ---

COMMON STOCK $.01 PAR VALUE                  OUTSTANDING AT AUGUST 3, 1998
---------------------------                  -----------------------------
        (CLASS)

                                              10,951,218 SHARES
                                             -----------------------

                            SUBURBAN BANCSHARES, INC.

                                S.E.C. FORM 10-Q

                                  JUNE 30, 1998

PART  I.  FINANCIAL INFORMATION                                                      PAGE NO.
-------------------------------                                                      --------
ITEM 1. CONDENSED FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS JUNE 30, 1998 (UNAUDITED)
               AND DECEMBER 31, 1997 (AUDITED)                                           3

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                          4

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                        5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                          6

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997                          7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                8-11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             11-18

PART II.  OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                 19

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,         December 31,
(in thousands)                                                                                           1998                 1997
                                                                                                   (unaudited)            (audited)
ASSETS
Cash and due from banks                                                                              $  14,422            $  10,759

Federal funds sold                                                                                      31,732               15,569

Investment securities available for sale                                                                34,785               30,360

Loans                                                                                                  121,777              113,543
  Less: Allowance for loan losses                                                                       (1,514)              (1,473)
Loans, net                                                                                             120,263              112,070

Premises and equipment, net                                                                              1,719                1,658
Foreclosed real estate                                                                                     349                  349
Accrued interest receivable                                                                              1,249                1,172
Deferred income taxes                                                                                    2,947                3,299
Other assets                                                                                               458                  430

TOTAL ASSETS                                                                                         $ 207,924            $ 175,666

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                                                       $  31,718            $  28,856
  Interest-bearing deposits                                                                            148,155              123,946
    Total deposits                                                                                     179,873              152,802

Securities sold under repurchase agreements                                                              7,511                3,049

Accrued expenses and other liabilities                                                                     701                  633

Total liabilities                                                                                      188,085              156,484

Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                                          --                   --
  Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares
  issued and outstanding at June 30, 1998 and December 31, 1997                                            109                  109
  Paid-in capital - stock options                                                                          534                  534
  Additional paid-in capital                                                                            25,259               25,259
  Accumulated deficit                                                                                   (6,279)              (6,910)
  Accumulated other comprehensive income                                                                   216                  190
Total shareholders' equity                                                                              19,839               19,182

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                           $ 207,924            $ 175,666

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                     Six months ended June 30,
(in thousands, except per share data)                                              1998                    1997
INTEREST INCOME
Interest and fees on loans                                                       $5,069                  $4,056
Taxable interest on securities                                                    1,022                     771
Interest on Federal funds sold and deposits with other banks                        604                     426
Total interest income                                                             6,695                   5,253

INTEREST EXPENSE
Interest on deposits                                                              2,849                   2,012
Interest on short-term borrowings                                                    85                       4
Total interest expense                                                            2,934                   2,016

NET INTEREST INCOME                                                               3,761                   3,237
Provision for loan losses                                                           195                     115
Net interest income after provision for loan losses                               3,566                   3,122

NONINTEREST INCOME
Service charges on deposit accounts                                                 310                     281
Other income                                                                        142                      83
Total noninterest income                                                            452                     364

NONINTEREST EXPENSE
Salaries and employee benefits                                                    1,649                   1,464
Occupancy expense                                                                   366                     327
Furniture and equipment expense                                                     129                     102
Other expense                                                                       892                     934
Total noninterest expense                                                         3,036                   2,827

Income before income taxes                                                          982                     659
   Income tax                                                                       351                     236

NET INCOME                                                                       $  631                  $  423

Basic earnings per common share                                                  $ 0.06                  $ 0.04
Diluted earnings per common share                                                  0.06                    0.04

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                  Three months ended June 30,
(in thousands, except per share data)                                             1998                   1997
INTEREST INCOME
Interest and fees on loans                                                      $2,568                 $2,097
Taxable interest on securities                                                     540                    434
Interest on Federal funds sold and deposits with other banks                       367                    231
Total interest income                                                            3,475                  2,762

INTEREST EXPENSE
Interest on deposits                                                             1,515                  1,077
Interest on short-term borrowings                                                   49                      4
Total interest expense                                                           1,564                  1,081

NET INTEREST INCOME                                                              1,911                  1,681
Provision for loan losses                                                           95                     80
Net interest income after provision for loan losses                              1,816                  1,601

NONINTEREST INCOME
Service charges on deposit accounts                                                159                    159
Other income                                                                        85                     34
Total noninterest income                                                           244                    193

NONINTEREST EXPENSE
Salaries and employee benefits                                                     833                    734
Occupancy expense                                                                  184                    163
Furniture and equipment expense                                                     66                     50
Other expense                                                                      453                    490
Total noninterest expense                                                        1,536                  1,437

Income before income taxes                                                         524                    357
   Income tax                                                                      188                    130

NET INCOME                                                                      $  336                 $  227

Basic earnings per common share                                                 $ 0.03                 $ 0.02
Diluted earnings per common share                                                 0.03                   0.02

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                     Six Months Ended June 30,
 (in thousands)                                                                        1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $    631         $    423
  Adjustments to reconcile net income to net cash (used) provided by operating
  activities:                                                                           117               80
     Depreciation                                                                       195              115
     Provision for loan losses                                                          351              236
     Income tax expense, deferred                                                        --             (320)
     Originations of loans held for sale                                                (54)             (36)
     Net accretion on securities                                                        (58)             (22)
     Decrease in deferred loan fees                                                    (222)            (704)
     Net increase in premium on loans purchased                                        (121)              58
     (Increase) decrease in accrued income and other assets                              68              (63)
     Increase (decrease) in accrued expenses and other liabilities                       --               (4)
     Gain on sale of fixed assets                                                       (15)              --
     Gain on sale of foreclosed real estate
                                                                                        892             (237)
  Net cash provided (used) by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:                                               (16,163)          (6,732)
  Increase in Federal funds sold                                                     (8,809)         (10,026)
  Purchases of available for sale securities                                          4,450            3,775
  Proceeds from maturities of available for sale securities                              31               62
  Proceeds from prepayments of principal on securities                               (5,306)          (4,297)
  Net increase in loans                                                              (3,541)          (8,868)
  Purchases of loans                                                                   (178)            (428)
  Net purchases of premises and equipment                                               755               --
  Proceeds from sale of foreclosed real estate
                                                                                    (28,761)         (26,514)
  Net cash used by investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:                                                27,071           28,987
  Net increase in total deposits                                                      4,461            1,247
  Net increase in securities sold under agreements to repurchase
                                                                                     31,532           30,234

  Net cash provided by financing activities
                                                                                      3,663            3,483
Net increase in cash and due from banks                                              10,759            7,848
Cash and due from banks at beginning of period                                     $ 14,422         $ 11,331

Cash and due from banks at end of period
                                                                                   $  2,904         $  2,031
Interest paid                                                                            16               --
Income taxes paid                                                                       740               --
Loans transferred to foreclosed real estate

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(in thousands)                                                        Accumulated Other
                                                       Accumulate       Comprehensive       Common       Paid-in
Six Months Ended June 30, 1998                          Deficit            Income           Stock        Capital        Total
Balance January 1, 1998                                  $(6,910)             $190           $109         $25,793        $19,182
                                                         -------              ----           ----         -------        -------
Comprehensive income:
   Net income                                                631                                                             631
   Other comprehensive income, net of tax
                                                                                26                                            26
                                                                                                                         -------
   Unrealized gains on securities available for sale                                                                         657
Comprehensive income                                     -------              ----           ----         -------        -------
Balance June 30, 1998                                    $(6,279)             $216           $109         $25,793        $19,839
                                                         =======              ====           ====         =======        =======

Six Months Ended June 30, 1997

Balance January 1, 1997                                  $(8,041)             $(30)          $109         $25,793        $17,831
                                                         -------              ----           ----         -------        -------
Comprehensive income:
  Net income                                                 423                                                             423
  Other comprehensive income, net of tax
  Unrealized gains on securities
   available for sale                                                           36                                            36
                                                                                                                         -------
Comprehensive income                                                                                                         459
                                                         -------              ----           ----         -------        -------
Balance June 30, 1997                                    $(7,618)             $  6           $109         $25,793        $18,290
                                                         =======              ====           ====         =======        =======

                            SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

        The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


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

        The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1998 (in thousands):


                                                      Amortized            Gross          Gross  Estimated Fair
                                                           Cost       Unrealized     Unrealized           Value
                                                                           Gains         Losses
U.S. Treasury notes                                    $  1,946            $  16          $  --        $  1,962
Federal agencies                                         30,557              341            (8)          30,890
Mortgage-backed obligations of federal agencies           1,044                1            (9)           1,036
Other                                                       885               12             --             897

Total investment securities                             $34,432             $370          $(17)         $34,785

        The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1997 (in thousands):

                                              Amortized            Gross            Gross   Estimated Fair
                                                   Cost       Unrealized       Unrealized            Value
                                                                   Gains           Losses
U.S. Treasury notes                            $  4,384            $  21            $ (1)         $  4,404
Federal agencies                                 24,695              285              (4)           24,976
Mortgage-backed obligations of federal               89                2               --               91
agencies                                            883                7              (1)              889
Other

Total securities available for sale             $30,051             $315            $ (6)          $30,360

        The amortized cost and estimated fair value for securities at June 30, 1998, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

In thousands                             Amortized Cost   Estimated Fair Value
Due in one year or less                        $  5,130               $  5,150
Due after one year through 5 years               22,344                 22,645
Due after 5 years through 10 years                5,914                  5,954
Due after 10 years                                   --                     --
Mortgage-backed securities                        1,044                  1,036

Total                                           $34,432                $34,785

        There were no sales of securities in the six months ended June 30, 1998 or 1997. The net unrealized holding gain on available for sale securities, which is included in accumulated other comprehensive income and shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $216,000 at June 30, 1998 and $6,000 at December 31, 1997.

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

        Information with respect to impaired loans is as follows:

                                                                       June 30,         December 31,
in thousands                                                             1998               1997
Impaired loans with a valuation allowance                                     $1,677              $1,763
Impaired loans without a valuation allowance                                      --                  --
                                                                              ------              ------
Total impaired loans                                                           1,677               1,763

Allowance for credit losses related to impaired loans                            296                 274
Allowance for credit losses related to other than impaired loans               1,218               1,199
                                                                               -----               -----
Total allowance for credit losses                                              1,514               1,473

Average impaired loans for the period                                         $1,493              $1,633
Interest income on impaired loans recognized on the cash basis                    --                  --

        There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at June 30, 1998 or December 31, 1997.

        The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at June 30, 1998. Increases and decreases in the allowance include changes in the measurement of impaired loans.

        Activity in the allowance for losses is summarized as follows:

                                                    Six Months Ended
in thousands                                          June 30, 1998
                                                 -----------------------
Balance at beginning of period                                   $ 1,473
Provision for loan losses                                            195
Loans charged off                                                   (220)
Recoveries                                                            66
                                                 -----------------------
Balance at end of period                                         $ 1,514
                                                 =======================


NOTE D - FORECLOSED REAL ESTATE

        Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

        The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands) at June 30, 1998 and December 31, 1997:


                                         June 30, 1998    December 31,
                                                              1997
                                        --------------------------------
Commercial property                                $402             $402
                                        --------------------------------
Total                                              $402              402
  Allowance for losses                              (53)             (53)
                                        --------------------------------
TOTAL FAIR VALUE                                   $349             $349
                                        ================================


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

        Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

        As of June 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The actual capital amounts and ratios for the Company and the Bank are presented in the table below:

                                                                                    FOR CAPITAL           TO BE WELL
                                                                 ACTUAL               ADEQUACY           CAPITALIZED
                                                                                     PURPOSES

$ in thousands                                             AMOUNT      RATIO     AMOUNT     RATIO     AMOUNT      RATIO
As of June 30, 1998:
   Total capital (to risk-weighted assets):
          Company                                           $20,186      17.42%    $9,269       8.00%  $11,586      10.00%
          Suburban Bank of Maryland                          15,578      13.64      9,139       8.00    11,424      10.00
   Tier 1 capital (to risk-weighted assets):
          Company                                            18,737      16.17      4,634       4.00     6,951       6.00
          Suburban Bank of Maryland                          14,149      12.39      4,569       4.00     6,854       6.00
   Tier 1 capital (to average assets):
          Company                                            18,737       9.75      7,684       4.00     9,605       5.00
          Suburban Bank of Maryland                          14,149       7.50      7,550       4.00     9,438       5.00
   Tier 1 capital (to average assets):

As of December 31, 1997:
   Total capital (to risk-weighted assets):
          Company                                           $18,981      18.44%    $8,233       8.00%  $10,292      10.00%
          Suburban Bank of Maryland                          14,437      14.25      8,105       8.00    10,132      10.00
   Tier 1 capital (to risk-weighted assets):
          Company                                            17,692      17.19      4,117       4.00     6,175       6.00
          Suburban Bank of Maryland                          13,168      13.00      4,053       4.00     6,079       6.00
   Tier 1 capital (to average assets):
          Company                                            17,692      10.82      6,542       4.00     8,178       5.00
          Suburban Bank of Maryland                          13,168       8.25      6,383       4.00     7,979       5.00


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the six months ended June 30, 1998 and 1997. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

        Suburban Bancshares, Inc. reported earnings of $631,000 for the six months ending June 30, 1998, an increase of $208,000, or 49.2%, over $423,000 reported for the first half of 1997. Improvement in earnings is attributed to strong asset growth, offset by a declining net interest margin.

        Total assets reached $207.9 million at June 30, 1998, a $51.2 million, or 32.7%, increase from $156.7 million at June 30, 1997. Asset growth since December 31, 1997 is $32.3 million, or 18.4%. Loans have increased $28.3 million, or 30.3%, since June 30, 1997 and $8.2 million, or 7.3%, since year-end 1997, reaching $121.8 million at the end of the second quarter of 1998. Deposits, at $179.9 million, rose 31.7% since June 30, 1997 and 17.7% since December 31, 1997.

        Average assets were $183.8 million for the first six months of 1998, $47.5 million, or 34.9%, above average assets of $136.3 million for the same period of 1997. Average earning assets rose $44.8 million, or 36.3%, and average deposits rose $41.8 million, or 35.6%.

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

        Net interest income rose $524,000, or 16.2%, from $3,237,000 for the first two quarters of 1997 to $3,761,000 in 1998, the net result of higher loan and deposit volume which offset a falling net interest margin.

        The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1998, the net interest margin was 4.50%, falling 78 basis points from 5.28% in the same period of 1997, the result of a drop of 85 basis points in the yield on loans and an increase of 16 basis points in funding costs.

        Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense and volume changes were key determinants of the increase in net interest income in the first six months of 1998. Both total average earning assets and total average interest bearing funds rose in the first two quarters of 1998 as compared to 1997. Average earning assets rose $44.8 million, or 36.3%, from $123.6 million in 1997 to $168.5 million in 1998, and average interest bearing funds increased $40.4 million, or 42.8%, from $94.4 million to $134.8 million for the same periods. As a percentage of average assets, earning assets rose from 90.7% in the first half of 1997 to 91.7% in 1998, which resulted in higher interest income. Average interest-bearing funding sources rose as well, from 80.4% of total funding sources in the first six months of 1997 to 82.6% in the same period in 1998, resulting in a higher cost of funds. Because the growth in earning assets exceeded the growth of interest-bearing funds, the level of net interest income improved, even though the net interest margin declined.

        Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first six months of 1998. The yield on earning assets fell in 1998 to 8.01% from 8.57% in 1997, as loan yields dropped to 8.94% from 9.79%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans, which were purchased during the last half of 1997. This pool, averaging $17,508,000 in the first half of 1998, represents 15.3% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield, at 7.06%, is less than loans without the backing of a government guarantee. The yield on the investment portfolio remained stable as maturing dollars were reinvested and extended the overall portfolio maturity, and the return on Federal funds remained higher on average than in the first six months of 1997. An increase in the cost of funds also reduced the margin, as rates paid for funds rose to 3.62% for 1998 from 3.46% in 1997, a 16 basis point increase, primarily the result of changes in the composition of funding sources.

        Changes in the mix of both earning assets and funding sources also impacted net interest income in the first half of both 1998 and 1997; however, the changes in the mix of earning assets were not significant compared to the changes in composition of funding sources. Average loans as a percentage of average earning assets increased slightly from 67.6% in 1997 to 67.8% in 1998; average investments fell slightly from 19.6% to 19.2%. Short-term investments, Federal funds sold, rose from 12.8% of earning assets to 13.0%. The impact of these shifts, though small, helped to moderate the decrease in the yield on earning assets resulting from rate changes. Changes in the mix of interest-bearing funds were more pronounced as funds shifted to higher-cost deposits from noninterest-bearing funding sources and lower-cost transaction accounts. Time deposits rose $17.9 million, from 19.4% of funding sources to 25.0% in 1998, and noninterest-bearing deposits fell from 19.6% to 17.4%; both of these changes in deposit composition resulted in an increase in the cost of funds. A new product introduced in the second quarter of 1997 offers a sweep of noninterest-bearing deposits into a repurchase agreement; this shift of funds from noninterest-bearing to interest-bearing funds was also a negative impact on the margin.

        In the three months ended June 30, 1998, net interest income was $1,911,000, $230,000, or 13.7%, above the $1,681,000 recorded for the second quarter of 1997. This improvement was also the result of volume increases, mitigated by falling yields and higher costs of funding.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

Six Months ended June 30,                                      1998                                   1997
                                                                         AVERAGE                                    AVERAGE
                                                AVERAGE                  YIELD        AVERAGE                       YIELD
ASSETS                                          BALANCE      INTEREST    OR RATE      BALANCE       INTEREST        OR RATE
Interest-earning assets:
 Loans                                            $114,278     $5,069         8.94%      $83,514       $4,056           9.79%
 Investment securities                              32,281      1,022         6.38%       24,255          771           6.41%
 Fed funds sold and other deposits                  21,904        604         5.56%       15,846          426           5.42%

Total interest-earning assets                      168,463      6,695         8.01%      123,615        5,253           8.57%


Noninterest-earning assets:
 Cash and due from banks                             9,492                                 7,332
 Bank property and equipment                         1,715                                 1,535
 Other assets                                        5,610                                 5,304
 Less: Allowance for loan losses                    (1,493)                               (1,533)

Total noninterest-earning assets                    15,324                                12,638

TOTAL ASSETS                                      $183,787                              $136,253

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Checking, money market and savings deposits        $89,878     $1,736         3.89%      $71,413       $1,390           3.92%
 Time deposits                                      40,767      1,113         5.51%       22,825          622           5.50%
 Securities sold under repurchase agreements         4,159         85         4.15%          188            4           4.14%

Total interest-bearing liabilities                 134,804      2,934         4.39%       94,426        2,016           4.31%

Noninterest-bearing deposits                        28,420                                23,036

Total funding sources                              163,224      2,934         3.62%      117,462        2,016           3.46%

Other liabilities                                      997                                   757

TOTAL LIABILITIES                                  164,221                               118,219

Shareholders' equity                                19,566                                18,034

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                            $183,787                              $136,253

Net interest income                                            $3,761                                  $3,237

Net interest spread                                                           4.39%                                     5.11%

Net interest margin                                                           4.50%                                     5.28%

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

        In the first six months of 1998, the provision for loan losses was $195,000. Loans charged off totaled $220,000 and recoveries were $66,000. In the same period of 1997, the provision was $115,000, loans charged off were $131,000 and recoveries totaled $30,000. The provision in the second quarter of 1998 was $95,000, an increase of $15,000 over the $80,000 recorded in the same period of 1997.

NONINTEREST INCOME

        Noninterest income rose $88,000, or 24.2%, in the first half of 1998 to $452,000 from $364,000 in the same period of 1997. Deposit account service charges increased as deposits rose; and fees for the origination of mortgage loans, a new service in 1998, account for $59,000 of the increase year-to-date and $50,000 of the increase for the quarter. In the three months ended June 30, 1998, noninterest income was $244,000, $51,000, or 26.4%, higher than in the same period of 1997.

NONINTEREST EXPENSES

        Noninterest expenses increased $209,000, or 7.4%, in the first six months of 1998 as compared to the same period of 1997, from $2,827,000 to $3,036,000. Salaries and benefits increased over last year's first half, the result of merit increases and staffing for a new branch. The new branch in White Flint and new services offered have pushed other expenses higher, as well. In the second quarter, noninterest expenses rose from $1,437,000 in 1997 to $1,536,000 in 1998, a 6.9% increase, for the same reasons.

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

        The recorded investment in loans that were considered impaired was $1,677,000 and $1,763,000 at June 30, 1998 and December 31, 1997, respectively.
There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at June 30, 1998 or at December 31, 1997.

        Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $349,000 at June 30, 1998, and at December 31,1997.

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

        The allowance for loan losses was $1,514,000 at June 30,1998, an increase of $41,000 from $1,473,000 at December 31, 1997. Activity in the allowance for loan losses during the first half of 1998 included recoveries of $66,000, charge-offs of $220,000, and a provision for future losses of $195,000.

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

        Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 73.8% of total funding sources at June 30, 1998, compared to 77.6% at the end of 1997. Another indicator of adequate liquidity is the level of readily marketable assets. These liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loan in the loan portfolio increased to 45.4% of total assets at June 30, 1998 from 40.5% at December 31, 1997.

        As a supplementary source of short-term liquidity, the Bank maintains $16,000,000 of reverse repurchase lines of credit and unsecured lines of credit totaling $5,500,000 with correspondent banks. These correspondents meet regulatory capital requirements for well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Bank has not needed to utilize these backup lines as internally generated liquidity has provided ample resources.

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

        One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at June 30, 1998.

                                                               Interest Rate Sensitivity Analysis

                                                             3 months or      Over 3       Over 6       Over 1    Total
                                                                 less        months to    months to      year
in thousands                                                                 6 months      1 year
Interest-earning assets:
   Federal funds sold and other deposits                        $31,732     $      --     $     --    $           $ 31,732
   Investment securities available for sale                         499         1,399        3,154           --     34,785
   Loans (1)                                                     74,803         6,542       13,578       29,733    121,810
      Total interest-earning assets                             107,034         7,941       16,732       26,887    188,327
Cumulative rate sensitive assets                                107,034       114,975      131,707       56,620    188,327

Interest-bearing liabilities:
   Interest checking deposits                                  $ 14,536      $     --     $     --     $     --   $ 14,536
   Money market deposits and savings deposits                    88,005            --           --           --     88,005
   Time deposits                                                 32,361         1,891        4,371        6,991     45,614
   Securities sold under repurchase agreements                    7,511            --           --           --      7,511
      Total interest-bearing liabilities                        142,413         1,891        4,371        6,991    155,666
Cumulative rate sensitive liabilities                           142,413       144,304      148,675      155,666

GAP $                                                          $(35,379)     $  6,050      $12,361     $ 49,629
CUMULATIVE GAP                                                  (35,379)      (29,329)     (16,968)      32,661    $32,661
CUMULATIVE GAP TO TOTAL ASSETS                                   -17.02%       -14.11%       -8.16%       15.71%     15.71%

(1) Excludes net deferred fees (costs) of ($33).

        The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily. At June 30, 1998, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 8.16%. This negative gap position means that the Company had $16,968,000 more liabilities than assets repricing within one year. At December 31, 1997 the gap as a percentage of assets was negative 8.17%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

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

        The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance against these guidelines, as well as peer results, on a quarterly basis. The Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of December 31, 1997, the estimated sensitivity profile for the Company showed a change in annual net interest income of -12.5% and a change in economic value of -14.1% for a downward shift of 200 basis points in interest rates. At the end of the first quarter of 1998, the profile showed a change in annual net interest income of -11.8% and a change in economic value of -20.3% for the same downward shift. Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the second quarter of 1998.

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

CAPITAL RESOURCES AND ADEQUACY

        Shareholders' equity increased $657,000, or 3.4%, in the first six months of 1998 to $19,839,000 at June 30, 1998 from $19,182,000 at December 31,
1997. Earnings of $631,000 and an increase of $26,000 in the accumulated other comprehensive income accounted for the change in equity.

        A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1997 and June 30, 1998, the Company was considered to be a well capitalized financial institution.

        One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At June 30, 1998, the Company reported at Tier 1 risk-based capital ratio of 16.17% and a ratio of 17.42% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

        Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1998, the leverage capital ratio for the Company was 9.75%.

PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                      An annual meeting of the shareholders (the "Meeting") was
               held on May 20, 1998. The following matters were submitted to a vote of shareholders either by proxy or in person:

               1. Four directors were elected to the class of directors whose terms expired at the Meeting to serve for terms expiring at the 2001 annual meeting of shareholders or until their successors are elected and qualify (the "2001 Class").

                      Samuel Y. Botts, Stephen A. Horvath, Winfield M. Kelly,
               Jr. and Kenneth J. Michael were elected to the 2001 Class. Mr. Botts was elected with 9,311,033 votes for and 37,125 votes withheld, Mr. Horvath was elected with 9,316,183 votes for and 31,975 votes withheld, Mr. Kelly was elected with 9,316,183 votes for and 31,975 votes withheld and Mr. Michael was elected with 9,316,183 votes for and 31,975 votes withheld.

                      Other directors whose terms continued after the Meeting
               were Barbara M. DiNenna-Corboy, Marlin K. Husted, Raymond G. LaPlaca and Lawrence A. Shulman, members of the class whose term expires at the end of the 1999 annual meeting of shareholders and Vincent D. Palumbo and Albert W. Turner, members of the class whose term expires at the 2000 annual meeting of shareholders or until their successors are elected and qualify.

               2. The shareholders ratified the selection of Stegman & Company as the Company's independent public accountants for 1998 with 9,310,594 votes for, 20,950 votes against and 16,614 abstentions.

Item 6. Exhibits and Reports on Form 8-K

               (a) The following documents are filed as part of this report.

                      Exhibit #     Description
                      ---------     -----------

                      11.0          Computation of per share earnings

                      27.0          Financial Data Schedule


               (b) No reports on Form 8K were filed in the quarter ended June
                   30, 1998.

                                   SIGNATURES


        Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SUBURBAN BANCSHARES, INC.
                                  (Registrant)

Date:   August 12, 1998           Stephen A. Horvath
        -----------------         -------------------------------------------------
                                  Stephen A. Horvath
                                  President and Chief Operating Officer





Date:   August 12, 1998           Sibyl S. Malatras
        ---------------           --------------------------------------------------
                                  Sibyl S. Malatras
                                  Senior Vice President and Chief Financial Officer
                                  (Principal Financial Officer)