Form 10-Q
period 1998-09-30
SUBURBAN BANCSHARES INC
filed 1998-11-12
CIK 768177

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED              SEPTEMBER 30, 1998
                 ---------------------------------------------------------------

COMMISSION FILE NUMBER         0-16595
                      ----------------------------------------------------------

                           SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                     DELAWARE                                                         54-1319441
--------------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)                            (I.R.S. EMPLOYER IDENTIFICATION NO.)


         7505 GREENWAY CENTER DRIVE, GREENBELT, MARYLAND                                 20770
--------------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                             (ZIP CODE)

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

                YES   X                NO
                    -----                 -----

COMMON STOCK $.01 PAR VALUE                                         OUTSTANDING AT NOVEMBER 6, 1998
---------------------------                                         -------------------------------
       (CLASS)
                                                                      10,951,218 SHARES
                                                                    --------------------------

                           SUBURBAN BANCSHARES, INC.
                                S.E.C. FORM 10-Q

                               SEPTEMBER 30, 1998

PART  I.  FINANCIAL INFORMATION                                                                 PAGE NO.
-------------------------------                                                                 --------
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1998 (UNAUDITED)
                AND DECEMBER 31, 1997 (AUDITED)                                                      3

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                          4

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                         5

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                          6

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                          7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           8-11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       11-19

PART II.  OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                             20

FORWARD-LOOKING INFORMATION


        PORTIONS OF THIS QUARTERLY REPORT ON FORM 10Q CONTAIN FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE ADEQUACY OF THE ALLOWANCE FOR LOAN LOSSES, INTEREST RATE RISK, AND THE YEAR 2000 ISSUE WHICH, BY THEIR NATURE, ARE SUBJECT TO SIGNIFICANT UNCERTAINTIES. BECAUSE OF THESE UNCERTAINTIES AND THE ASSUMPTIONS ON WHICH STATEMENTS IN THIS REPORT ARE BASED, THE ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN THIS REPORT.

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,   December 31,
(in thousands)                                                                              1998           1997
                                                                                     (unaudited)      (audited)
ASSETS

Cash and due from banks                                                                 $ 12,969       $ 10,759
Federal funds sold                                                                        53,085         15,569
Investment securities available for sale                                                  34,699         30,360

Loans held for sale                                                                          774             --

Loans                                                                                    122,778        113,543
  Less: Allowance for loan losses                                                         (1,452)        (1,473)
Loans, net                                                                               121,326        112,070

Premises and equipment, net                                                                1,723          1,658
Foreclosed real estate                                                                       402            349
Accrued interest receivable                                                                1,216          1,172
Deferred income taxes                                                                      2,620          3,299
Other assets                                                                                 996            430

TOTAL ASSETS                                                                            $229,810       $175,666


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                                          $ 34,016       $ 28,856
  Interest-bearing deposits                                                              162,116        123,946
    Total deposits                                                                       196,132        152,802

Securities sold under repurchase agreements                                               11,627          3,049

Accrued expenses and other liabilities                                                     1,637            633

Total liabilities                                                                        209,396        156,484


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares                     --             --
  issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized; 10,951,218 shares
  issued and outstanding at September 30, 1998 and December 31, 1997                         109            109
  Paid-in capital - stock options                                                            534            534
  Additional paid-in capital                                                              25,259         25,259
  Accumulated deficit                                                                     (5,917)        (6,910)
  Accumulated other comprehensive income                                                     429            190
Total shareholders' equity                                                                20,414         19,182

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $229,810       $175,666

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Nine months ended September 30,

(in thousands, except per share data)                             1998                      1997
INTEREST INCOME
Interest and fees on loans                                     $ 7,765                    $6,280
Taxable interest on securities                                   1,598                     1,254
Interest on Federal funds sold and deposits with other banks     1,028                       675
Total interest income                                           10,391                     8,209

INTEREST EXPENSE
Interest on deposits                                             4,427                     3,227
Interest on short-term borrowings                                  172                        17
Total interest expense                                           4,599                     3,244

NET INTEREST INCOME                                              5,792                     4,965
Provision for loan losses                                          315                       195
Net interest income after provision for loan losses              5,477                     4,770

NONINTEREST INCOME
Service charges on deposit accounts                                467                       465
Other income                                                       255                       123
Total noninterest income                                           722                       588

NONINTEREST EXPENSE
Salaries and employee benefits                                   2,520                     2,163
Occupancy expense                                                  555                       504
Furniture and equipment expense                                    197                       161
Other expense                                                    1,380                     1,324
Total noninterest expense                                        4,652                     4,152

Income before income taxes                                       1,547                     1,206
   Income tax                                                      554                       430

NET INCOME                                                     $   993                    $  776

Basic earnings per common share                                  $0.09                     $0.07
Diluted earnings per common share                                 0.09                      0.07

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three months ended September 30,


(in thousands, except per share data)                             1998                     1997
INTEREST INCOME
Interest and fees on loans                                      $2,696                   $2,224
Taxable interest on securities                                     576                      483
Interest on Federal funds sold and deposits with other banks       424                      249
Total interest income                                            3,696                    2,956

INTEREST EXPENSE
Interest on deposits                                             1,578                    1,215
Interest on short-term borrowings                                   87                       13
Total interest expense                                           1,665                    1,228

NET INTEREST INCOME                                              2,031                    1,728
Provision for loan losses                                          120                       80
Net interest income after provision for loan losses              1,911                    1,648

NONINTEREST INCOME
Service charges on deposit accounts                                157                      184
Other income                                                       113                       40
Total noninterest income                                           270                      224

NONINTEREST EXPENSE
Salaries and employee benefits                                     871                      699
Occupancy expense                                                  189                      177
Furniture and equipment expense                                     68                       59
Other expense                                                      488                      390
Total noninterest expense                                        1,616                    1,325

Income before income taxes                                         565                      547
   Income tax                                                      203                      194

NET INCOME                                                      $  362                   $  353

Basic earnings per common share                                  $0.03                    $0.03
Diluted earnings per common share                                 0.03                     0.03

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                                    Nine Months Ended September 30,

(in thousands)                                                                             1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                               $993           $776
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Depreciation                                                                           181            141
     Provision for loan losses                                                              315            195
     Provision for losses on foreclosed real estate                                           6             --
     Income tax expense, deferred                                                           554            352
     Originations of loans held for sale                                                   (774)          (564)
     Proceeds from loan sales                                                               593             --
     Gain on sales of loans                                                                 (48)            --
     Net realized gains on available for sale securities                                    (12)            --
     Net accretion on securities                                                           (102)           (63)
     Decrease in deferred loan fees                                                         (89)           (40)
     Net increase in premium on loans purchased                                            (317)        (1,157)
     Increase in accrued income and other assets                                           (636)           (55)
     Increase (decrease) in accrued expenses and other liabilities                        1,005             (7)
     Gain on sale of fixed assets                                                            --             (4)
     Gain on sale of foreclosed real estate                                                 (15)            --

  Net cash provided (used) by operating activities                                        1,654           (426)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Federal funds sold                                                        (37,516)        (4,916)
  Purchases of available for sale securities                                            (11,313)       (16,450)
  Proceeds from maturities of available for sale securities                               6,350          5,775
  Proceeds from prepayments of principal on securities                                       97             71
  Proceeds from sales of available for sale securities                                    1,031            --
  Net increase in loans                                                                  (4,902)        (4,055)
  Purchases of loans                                                                     (5,607)       (14,284)
  Net purchases of premises and equipment                                                  (246)          (450)
  Proceeds from sale of foreclosed real estate                                              755             --

  Net cash used by investing activities                                                 (51,351)       (34,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in total deposits                                                         43,330         34,047
  Net increase in securities sold under agreements to repurchase                          8,577          3,123

  Net cash provided by financing activities                                              51,907         37,170

Net increase in cash and due from banks                                                   2,210          2,435
Cash and due from banks at beginning of period                                           10,759          7,848

Cash and due from banks at end of period                                                $12,969        $10,283

Interest paid                                                                            $4,562         $3,232
Income taxes paid                                                                            26             --
Loans transferred to foreclosed real estate                                                 800             --


See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands)                                                              Accumulated
                                                                              Other
Nine Months Ended                          Comprehensive   Accumulated     Comprehensive    Common  Paid-in
September 30, 1998                Total       Income         Deficit          Income        Stock   Capital
Beginning balance                $19,182                      $(6,910)           $190         $109  $25,793
                                 -------                   -----------       ---------      ------  -------
Comprehensive income:
   Net income                        993            993           993
                                              ---------
   Other comprehensive income,
      net of tax
      Unrealized gains on
securities available for sale        239            239                           239
                                              ---------
Comprehensive income                              1,232
                                 -------      =========    -----------       ---------     -------  -------
Ending balance                   $20,414                      $(5,917)           $429         $109  $25,793
                                 =======                   ===========       =========     =======  =======


Nine Months Ended
September 30, 1997

Beginning balance                $17,831                      $(8,041)           $(30)        $109  $25,793
                                 -------                   -----------       ----------   --------  -------
Comprehensive income:
  Net income                         776            776           776
                                              ---------
  Other comprehensive income,
     net of tax
     Unrealized gains on
securities available for sale        153            153                           153
                                              ---------
Comprehensive income                                929
                                 -------      =========    -----------       ---------     -------  -------
Ending balance                   $18,760                      $(7,265)           $123         $109  $25,793
                                 =======                   ===========       =========   =========  =======

                          SUBURBAN BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

    The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


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

    The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1998 (in thousands):

                                                                       Gross             Gross
                                                       Amortized  Unrealized        Unrealized   Estimated Fair
                                                            Cost       Gains            Losses            Value
U.S. Treasury notes                                     $  1,448       $  36             $  --         $  1,484
Federal agencies                                          30,682         653                --           31,335
Mortgage-backed obligations of federal agencies              980           6               (1)              985
Other                                                        890          11               (6)              895

Total investment securities                              $34,000        $706             $ (7)          $34,699

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

    The amortized cost and estimated fair value for securities at September 30, 1998, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

In thousands                                 Amortized Cost  Estimated Fair Value

Due in one year or less                            $  6,640              $  6,672
Due after one year through 5 years                   20,902                21,467
Due after 5 years through 10 years                    5,478                 5,575
Due after 10 years                                       --                    --
Mortgage-backed securities                              980                   985

Total                                               $34,000               $34,699

    Sales of securities in the nine months ended September 30, 1998 resulted in profits of $12,000; there were no sales of securities in the nine months ended September 30, 1997. The net unrealized holding gain on available for sale securities, which is included in accumulated other comprehensive income and shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $429,000 at September 30, 1998 and $6,000 at December 31, 1997.

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

    Information with respect to impaired loans is as follows:



                                                                             September 30,        December 31,
in thousands                                                                      1998                1997
Impaired loans with a valuation allowance                                              $1,109            $   1,763
Impaired loans without a valuation allowance                                               --                   --
                                                                                       ------            ---------
Total impaired loans                                                                    1,109                1,763

Allowance for credit losses related to impaired loans                                     106                  274
Allowance for credit losses related to other than impaired loans                        1,346                1,199
                                                                                        -----                -----
Total allowance for credit losses                                                       1,452                1,473

Average impaired loans for the period                                                  $1,489               $1,633
Interest income on impaired loans recognized on the cash basis                             --                   --

    There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at September 30, 1998 or December 31, 1997.

    The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at September 30, 1998. Increases and decreases in the allowance include changes in the measurement of impaired loans.

    Activity in the allowance for losses is summarized as follows:

                                                                       Nine Months Ended
            in thousands                                              September 30, 1998
                                                                   ------------------------
            Balance at beginning of period                                        $ 1,473
            Provision for loan losses                                                 315
            Loans charged off                                                        (424)
            Recoveries                                                                 88
                                                                   ------------------------

            Balance at end of period                                              $ 1,452
                                                                   ========================


NOTE D - FORECLOSED REAL ESTATE

    Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

    The following schedule presents a breakdown, by type of property, of foreclosed real estate (in thousands) at September 30, 1998 and December 31, 1997:

                                                               September 30,            December 31,
                                                                  1998                      1997
                                                              --------------------------------------
            Commercial property                                         402                    $402
            Commercial land                                              60                      --
                                                              --------------------------------------
            Total                                                      $462                     402
              Allowance for losses                                      (60)                    (53)
                                                              --------------------------------------
            ESTIMATED FAIR VALUE                                       $402                    $349
                                                              ======================================


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

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

    As of September 30, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

    The actual capital amounts and ratios for the Company and the Bank are presented in the table below:

                                                                        FOR CAPITAL         TO BE WELL
                                                         ACTUAL          ADEQUACY          CAPITALIZED
                                                                         PURPOSES

   $ in thousands                                   AMOUNT    RATIO   AMOUNT    RATIO      AMOUNT    RATIO
   As of September 30, 1998:
        Total capital (to risk-weighted assets):
             Company                               $20,791   17.27%   $9,633    8.00%    $12,0411   10.00%
             Suburban Bank of Maryland              16,159   13.59     9,510    8.00        1,887   10.00
        Tier 1 capital (to risk-weighted assets):
             Company                                19,338   16.06     4,817    4.00        7,225    6.00
             Suburban Bank of Maryland              14,707   12.37     4,755    4.00        7,132    6.00
        Tier 1 capital (to average assets):
             Company                                19,338    9.52     8,128    4.00       10,160    5.00
             Suburban Bank of Maryland              14,707    7.35     8,002    4.00       10,002    5.00

   As of December 31, 1997:
        Total capital (to risk-weighted assets):
             Company                               $18,981   18.44%   $8,233    8.00%    $ 10,292   10.00%
             Suburban Bank of Maryland              14,437   14.25     8,105    8.00       10,132   10.00
        Tier 1 capital (to risk-weighted assets):
             Company                                17,692   17.19     4,117    4.00        6,175    6.00
             Suburban Bank of Maryland              13,168   13.00     4,053    4.00        6,079    6.00
        Tier 1 capital (to average assets):
             Company                                17,692   10.82     6,542    4.00        8,178    5.00
             Suburban Bank of Maryland              13,168    8.25     6,383    4.00        7,979    5.00

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the nine months ended September 30, 1998 and 1997. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

    Suburban Bancshares, Inc. reported earnings of $993,000 for the nine months ending September 30, 1998, an increase of $217,000, or 28.0%, over $776,000 reported for the same period of 1997. Improvement in earnings is attributed to strong asset growth, offset by a declining net interest margin.

    Total assets reached $229.8 million at September 30, 1998, a $65.7 million, or 40.0%, increase from $164.1 million at September 30, 1997. Asset growth since December 31, 1997 is $54.1 million, or 30.8%. Loans have increased $24.2 million, or 24.3%, since September 30, 1997 and $10.0 million, or 8.8%, since year-end 1997, reaching $123.6 million at the end of the third quarter of 1998. Deposits, at $196.1 million, rose 38.5% since September 30, 1997 and 28.4% since December 31, 1997.

    Average assets were $190.6 million for the first nine months of 1998, $48.5 million, or 34.1%, above average assets of $142.1 million for the same period of 1997. Average earning assets rose $45.8 million, or 35.4%, and average deposits rose $41.5 million, or 33.9%.

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

    Net interest income rose $827,000, or 16.7%, from $4,965,000 for the first three quarters of 1997 to $5,792,000 in 1998, the net result of higher loan and deposit volume which offset a falling net interest margin.

    The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1998, the net interest margin was 4.42%, falling 71 basis points from 5.13% in the same period of 1997, the result of a drop of 82 basis points in the yield on loans and an increase of 10 basis points in funding costs.

    Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense, and volume changes were key determinants of the increase in net interest income in the first nine months of 1998. Both total average earning assets and total average interest bearing funds rose in the first three quarters of 1998 as compared to 1997. Average earning assets rose $45.8 million, or 35.4%, from $129.4 million in 1997 to $175.2 million in 1998, and average interest bearing funds increased $40.7 million, or 40.9%, from $99.4 million to $140.1 million for the same periods. As a percentage of average assets, earning assets rose from 91.0% in the first three quarters of 1997 to 91.9% in 1998, which resulted in higher interest income. Average interest-bearing funding sources rose as well, from 80.7% of total funding sources in the first nine months of 1997 to 82.5% in the same period in 1998, resulting in a higher cost of funds. Because the growth in earning assets exceeded the growth of interest-bearing funds, the level of net interest income improved, even though the net interest margin declined.

    Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first nine months of 1998. The yield on earning assets fell in 1998 to 7.93% from 8.48% in 1997, as loan yields dropped to 8.85% from 9.67%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans, which were purchased during the last half of 1997. This pool, averaging $18,693,000 in the first nine months of 1998, represents 15.9% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield, at 6.79%, is less than loans without the backing of a government guarantee. The yield on the investment portfolio remained stable as maturing dollars were reinvested and extended the overall portfolio maturity, and the return on Federal funds remained higher on average than in the first nine months of 1997. An increase in the cost of funds also reduced the margin, as rates paid for funds rose to 3.62% for 1998 from 3.52% in 1997, a 10 basis point increase, primarily the result of changes in the composition of funding sources.

    Changes in the mix of both earning assets and funding sources also impacted net interest income in the first three quarters of both 1998 and 1997; however, the changes in the mix of earning assets were not significant compared to the changes in composition of funding sources. Average loans as a percentage of average earning assets decreased slightly from 67.1% in

1997 to 67.0% in 1998; average investments fell slightly from 20.2% to 18.9%. Short-term investments, Federal funds sold, rose from 12.7% of earning assets to 13.9%. The impact of these shifts, though small, helped to moderate the decrease in the yield on earning assets resulting from rate changes. Changes in the mix of interest-bearing funds were more pronounced as funds shifted to higher-cost deposits from noninterest-bearing funding sources and lower-cost transaction accounts. Time deposits rose $18.8 million, from 19.9% of funding sources to 25.5% in 1998, and noninterest-bearing deposits fell from 19.3% to 17.5%; both of these changes in deposit composition resulted in an increase in the cost of funds. A new product introduced in the second quarter of 1997 offers a sweep of noninterest-bearing deposits into a repurchase agreement; this shift of funds from noninterest-bearing to interest-bearing funds was also a negative impact on the margin.

    In the three months ended September 30, 1998, net interest income was $2,031,000, $303,000, or 17.5%, above the $1,728,000 recorded for the third quarter of 1997. This improvement was also the result of volume increases, mitigated by falling yields and higher costs of funding.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)

Nine Months ended September 30,                             1998                                   1997

                                                                        AVERAGE                              AVERAGE
                                               AVERAGE                  YIELD        AVERAGE                 YIELD
ASSETS                                         BALANCE     INTEREST     OR RATE      BALANCE      INTEREST   OR RATE
Interest-earning assets:
 Loans                                        $117,358       $7,765        8.85%     $86,846        $6,280     9.67%
 Investment securities                          33,154        1,598        6.44%      26,141         1,254     6.41%
 Fed funds sold and other deposits              24,687        1,028        5.57%      16,428           675     5.49%

Total interest-earning assets                  175,199       10,391        7.93%     129,415         8,209     8.48%

Noninterest-earning assets:
 Cash and due from banks                         9,738                                 7,437
 Bank property and equipment                     1,716                                 1,571
 Other assets                                    5,436                                 5,260
 Less: Allowance for loan losses                (1,489)                               (1,537)

Total noninterest-earning assets                15,401                                12,731

TOTAL ASSETS                                  $190,600                              $142,146

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking, money market and savings deposits   $91,101       $2,636        3.87%     $74,291        $2,213     3.98%
 Time deposits                                  43,368        1,791        5.52%      24,550         1,014     5.52%
 Securities sold under repurchase agreements     5,609          172        4.11%         544            17     4.12%

Total interest-bearing liabilities             140,078        4,599        4.39%      99,385         3,244     4.36%

Noninterest-bearing deposits                    29,726                                23,828

Total funding sources                          169,804        4,599        3.62%     123,213         3,244     3.52%

Other liabilities                                1,070                                   792

TOTAL LIABILITIES                              170,874                               124,005

Shareholders' equity                            19,726                                18,141

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $190,600                              $142,146

Net interest income                                          $5,792                                 $4,965

Net interest spread                                                        4.31%                               4.96%

Net interest margin                                                        4.42%                               5.13%

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

    In the first nine months of 1998, the provision for loan losses was $315,000. Loans charged off totaled $424,000 and recoveries were $88,000. In the same period of 1997, the provision was $195,000, loans charged off were $189,000 and recoveries totaled $101,000. The provision in the third quarter of 1998 was $120,000, an increase of $40,000 over the $80,000 recorded in the same period of 1997.

NONINTEREST INCOME

    Noninterest income rose $134,000, or 22.8%, in the first nine months of 1998 to $722,000 from $588,000 in the same period of 1997. Deposit account service charges increased as deposits rose; and fees for the origination of mortgage loans, a new service in 1998, account for $105,000 of the increase year-to-date and $46,000 of the increase for the quarter. In the third quarter of 1998, $12,000 in gains from the sale of securities was recorded; no sales were booked in 1997. In the three months ended September 30, 1998, noninterest income was $270,000, $46,000, or 20.5%, higher than in the same period of 1997.

NONINTEREST EXPENSES

    Noninterest expenses increased $500,000, or 12.0%, in the first nine months of 1998 as compared to the same period of 1997, from $4,152,000 to $4,652,000. Salaries and benefits increased, the result of merit increases and staffing for a new branch. The new branch in White Flint and new services offered have pushed other expenses higher, as well. In the third quarter, noninterest expenses rose from $1,325,000 in 1997 to $1,616,000 in 1998, a 22.0% increase, for the same reasons.

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

    The recorded investment in loans that were considered impaired was $1,109,000 and $1,763,000 at September 30, 1998 and December 31, 1997,
respectively. There were no loans that were restructured prior to the adoption of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and which were performing according to the new terms at September 30, 1998 or at December 31, 1997.

    Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $402,000 at September 30, 1998, and $349,000 at December 31,1997.

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

    The allowance for loan losses was $1,452,000 at September 30,1998, a decrease of $21,000 from $1,473,000 at December 31, 1997. Activity in the allowance for loan losses during the first three quarters of 1998 included recoveries of $88,000, charge-offs of $424,000, and a provision for future losses of $315,000.

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

    Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 71.8% of total funding sources at September 30, 1998, compared to 77.6% at the end of 1997. Another indicator of adequate liquidity is the level of readily marketable assets. As the core deposit base was declining due to an increase in certificates of deposit and repurchase agreements, these liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loan in the loan portfolio, increased to 50.6% of total assets at September 30, 1998 from 40.5% at December 31, 1997.

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

    One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at September 30, 1998.

                                                     Interest Rate Sensitivity
Analysis


                                                 3 months or       Over 3      Over 6      Over 1       Total
                                                    less         months to   months to      year
in thousands                                                      6 months     1 year
Interest-earning assets:
   Federal funds sold and other deposits             $53,085       $   --       $   --    $    --    $ 53,085
   Investment securities available for sale            3,061         3,830       7,758     20,050      34,699
   Loans (1)                                          74,870         5,416      10,922     32,346     123,554
      Total interest-earning assets                  131,016         9,246      18,680     52,396     211,338
Cumulative rate sensitive assets                     131,016       140,262     158,942    211,338

Interest-bearing liabilities:
   Interest checking deposits                       $ 14,752       $   --       $   --    $    --    $ 14,752
   Money market deposits and savings deposits         96,123           --           --         --      96,123
   Time deposits                                      36,925         2,893       4,170      7,253      51,241
   Securities sold under repurchase agreements        11,627           --           --         --      11,627
      Total interest-bearing liabilities             159,427         2,893       4,170      7,253     173,743
Cumulative rate sensitive liabilities                159,427       162,320     166,490    173,743

GAP $                                               $(28,411)      $ 6,353     $14,510    $45,143
CUMULATIVE GAP                                       (28,411)      (22,058)     (7,548)    37,595     $37,595
CUMULATIVE GAP TO TOTAL ASSETS                        -13.66%       -10.61%      -3.63%     18.08%      18.08%

(1) Excludes net deferred fees (costs) of ($2).


    The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily and that investment securities with call options will be called. At September 30, 1998, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 3.63%. This negative gap position means that the Company had $7,548,000 more liabilities than assets repricing within one year. At December 31, 1997 the gap as a percentage of assets was negative 8.17%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

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

    The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance against these guidelines, as well as peer results, on a quarterly basis. The Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of December 31, 1997, the estimated sensitivity profile for the Company showed a change in annual net interest income of -12.5% and a change in economic value of -14.1% for a downward shift of 200 basis points in interest rates. At the end of the second quarter of 1998, the profile showed a change in annual net interest income of -12.7% and a change in economic value of -17.9% for the same downward shift. Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the third quarter of 1998.

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

CAPITAL RESOURCES AND ADEQUACY

    Shareholders' equity increased $1,232,000, or 6.4%, in the first nine months of 1998 to $20,414,000 at September 30, 1998 from $19,182,000 at
December 31, 1997. Earnings of $993,000 and an increase of $239,000 in the accumulated other comprehensive income accounted for the change in equity.

    A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1997 and September 30, 1998, the Company was considered to be a well capitalized financial institution.

    One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At September 30, 1998, the Company reported at Tier 1 risk-based capital ratio of 16.06% and a ratio of 17.27% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

    Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1998, the leverage capital ratio for the Company was 9.52%.

YEAR 2000 ISSUE

    In 1997, Suburban appointed a Year 2000 Project Team and began the process of preparing its information technology (IT) systems, as well as other systems which may include imbedded technology (non-IT systems), for the date change from the year 1999 to the year 2000. The assessment phase included an inventory and physical date rollover testing of all computer hardware, and an identification of other systems or functions that may be impacted by the date change. The Company has moved aggressively to verify with third-party vendors and service providers that software and non-IT systems are, or will be, Year 2000 compliant, and will complete the process of internal testing of critical systems by March 31, 1999. Critical systems include communication with the Federal Reserve via Fedline, the computer system and item processing, both of which are provided by the third party servicers, and the wide-area network supporting communications between offices. Non-critical systems that have been tested for date transition include ATMs, payroll, accounts payable, internal telephone systems and general operational hardware such as fax machines, copiers, some of which required software enhancements and, some replacements.

    As a result of the Company's planned migration to new data processing and item processing providers in May 1999, and the planned enhancement of our interbranch communication network through a wide-area network, the hardware replacement costs resulting from date recognition failure have been replaced by equipment costs for support of the new network environment. Costs related to the migration will approximate $260,000, to be amortized over the life of each of the contracts, and costs associated with the installation of the wide-area network will total approximately $380,000, which will be depreciated over its useful life. A one-time deconversion charge plus annual costs of the new systems will result in a charge to income of approximately $16,000 in 1998 and $120,000 in 1999, and will not materially impact the results of operations in those or future years. The Company has been assured that the new systems are Year 2000 compliant and will use proxy-testing to verify their readiness prior to March 31, 1999.

    In addition to testing and making appropriate changes to internal systems, the Company is taking steps to evaluate Year 2000 readiness of its important customers and vendors through questionnaires and personal visits by calling officers. An awareness campaign was implemented to inform customers and shareholders of the potential problem and its implications, and our employees will be kept informed of the issue and of our progress toward minimizing its impact.

    While management currently believes that its Year 2000 plans for monitoring third-party progress and subsequent systems testing will mitigate the Year 2000 problem, if the service providers and customers, upon whom we rely, are not in compliance, the Year 2000 issued may have a material adverse impact on the operation of the Bank. The Company has established contingency plans in case of failure resulting from the date change issue, and will be prepared to function on a limited basis until such failure is corrected. Because the Bank is a relatively small financial institution, daily transactions, deposits, withdrawals and payments, can be processed normally, and accounts can be updated manually until computer connectivity is re-established.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

                (a)  The following documents are filed as part of this report.

                     Exhibit #  Description

                     11.0       Computation of per share earnings

                     27.0       Financial Data Schedule


                (b) No reports on Form 8K were filed in the quarter ended September 30, 1998.


                                  SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUBURBAN BANCSHARES, INC.
                                        (Registrant)


Date: November 12, 1998                 Stephen A. Horvath
     --------------------------         -------------------------------------
                                        Stephen A. Horvath
                                        President and Chief Operating Officer


Date: November 12, 1998                 Sibyl S. Malatras
     --------------------------         -------------------------------------
                                        Sibyl S. Malatras
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)