Form 10-K
period 1998-12-31
SUBURBAN BANCSHARES INC
filed 1999-03-24
CIK 768177

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                 ------------

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998 -- Commission File Number 0-16595

                                 ------------
                            SUBURBAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                               54-1319411
-----------------------------------------------------         -------------------------------------
              (State of incorporation)                           (IRS Employer Identification No.)

             7505 Greenway Center Drive
              Greenbelt, Maryland                                               20770
-----------------------------------------------------         -------------------------------------
         (Address of principal executive officers)                            (Zip Code)

                (301) 474-6694
-----------------------------------------------------
(Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class              Name of each exchange on which registered
         Common Stock                           The NASDAQ Stock Market

        Securities registered pursuant to Section 12(g) of the Act:  N/A

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                                      ---   ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates is approximately $27,671,801 (based on March 1, 1999 average of the closing bid and asked prices of such common stock of $3.0625 per share). As of March 1, 1999, there were 11,301,218 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's 1998 Annual Report to Shareholders are incorporated by reference in Part II to the extent provided in Items 5, 6, 7 and 8 hereof. Portions of the registrant's definitive Information Statement (to be dated approximately April 22, 1999) are incorporated herein by reference in response to Part III of this report.

                                     PART I

ITEM 1.  Business

GENERAL

         SUBURBAN BANCSHARES, INC. (the "Company" or "Bancshares"), which is headquartered in Greenbelt, Maryland, was formed under the general corporation laws of the State of Delaware in 1985 and is registered as a bank holding company. The Company's subsidiary, Suburban Bank of Maryland, is also headquartered in Greenbelt, Maryland and is a state-chartered commercial bank.

         Currently the Company has a total of seven branch locations and a mortgage lending office located in the Maryland suburbs of Washington, D.C. in the communities of Greenbelt, Capitol Heights, Clinton, Oxon Hill, Rockville, Bethesda and White Flint. An eighth office, located in Beltsville, is scheduled to open in the second quarter of 1999. The counties of Prince George's and Montgomery are the Company's primary markets, but also served are the surrounding counties in Maryland and the District of Columbia.

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

EMPLOYEES

         As of March 1, 1999, the Company employed 82 full-time equivalent employees. The employees of the Company are not represented by any collective bargaining group. Management of the Company considers relations with its employees to be satisfactory.

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

         Suburban Bank of Maryland is a state-chartered non-member bank and is subject primarily to regulation and examination by the Commissioner of Financial Regulation for the State of Maryland and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures Bank's deposits to the maximum extent permitted by law.

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

CAPITAL ADEQUACY

         The Bank and the Company are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank and the Company meet all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Company's and the Bank's actual capital amounts and ratios are presented in the table below:

                                                                          FOR CAPITAL              TO BE WELL
                                                     ACTUAL             ADEQUACY PURPOSES         CAPITALIZED
(in thousands)                                  AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT      RATIO

As  of December 31, 1998:
    Total capital (to risk-weighted assets):
          Company                                $21,583      16.65%     $10,371       8.00%    $12,964       10.00%
          Suburban Bank of Maryland               16,914      13.23       10,226       8.00      12,783       10.00
    Tier 1 capital (to risk-weighted assets):
          Company                                 20,058      15.47        5,186       4.00       7,779        6.00
          Suburban Bank of Maryland               15,390      12.04        5,113       4.00       7,670        6.00
    Tier 1 capital (to average assets):
          Company                                 20,058       9.13        8,791       4.00      10,988        5.00
          Suburban Bank of Maryland               15,390       7.05        8,738       4.00      10,922        5.00
As of December 31, 1997:
   Total capital (to risk-weighted assets):
          Company                                $18,959      18.74%      $8,094       8.00%    $10,118       10.00%
          Suburban Bank of Maryland               14,415      14.48        7,966       8.00       9,958       10.00
   Tier 1 capital (to risk-weighted assets):
          Company                                 17,692      17.49        4,047       4.00       6,071        6.00
          Suburban Bank of Maryland               13,168      13.22        3,983       4.00       5,975        6.00
   Tier 1 capital (to average assets):
          Company                                 17,692      10.82        6,542       4.00       8,178        5.00
          Suburban Bank of Maryland               13,168       8.25        6,383       4.00       7,979        5.00

                             STATISTICAL INFORMATION

         The following tables present statistical information relating to Suburban Bancshares, Inc. and its subsidiaries on a consolidated basis.

I.       DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

         The table presented below shows average balances, net interest income and net interest margin:

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN in thousands

Years ended December 31,                                1998                                   1997

Assets                                  Average  % of      Interest  Average   Average  % of     Interest Average
                                        Balance  Earning             Yield     Balance  Earning           Yield
                                                 Assets &            or Rate            Assets &          or Rate
                                                 Funding                                Funding
                                                 Sources                                Sources
Interest-earning assets:
 Loans                                 $119,623     65.5%   $10,529    8.80%   $92,200    68.1%  $8,752    9.49%
 Investment securities                   34,712     19.0%     2,193    6.32%    27,471    20.3%   1,746    6.35%
 Federal funds sold and
 other deposits                          28,372     15.5%     1,524    5.37%    15,730    11.6%     865    5.50%
                                        -------               -----             ------              ---

Total interest-earning assets           182,707    100.0%    14,246    7.80%   135,401   100.0%  11,363    8.39%

Noninterest-earning assets:
Cash and due from  banks                 10,200                                  7,517
Premises and equipment                    1,716                                  1,591
Other assets                              5,441                                  5,302
Less:  Allowance for loan losses        (1,483)                                (1,530)
                                        -------                                -------

Total noninterest-earning assets         15,874                                 12,880

TOTAL ASSETS                           $198,581                               $148,281

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
 Checking and money market
 deposits                               $68,645     38.7%    $2,432    3.54%   $52,389    40.6%  $1,886    3.60%
 Savings deposits                        25,779     14.5%     1,139    4.42%    23,887    18.5%   1,144    4.79%
 Time deposits                           45,513     25.7%     2,512    5.52%    27,111    21.0%   1,490    5.50%
 Securities sold under repurchase
  agreements                              6,549      3.7%       254    3.87%     1,220     1.0%      50    4.08%
                                          -----                 ---              -----               --

Total interest-bearing liabilities      146,486     82.6%     6,337    4.33%   104,607    81.1%   4,570    4.37%

Noninterest-bearing deposits             30,964     17.4%                       24,442    18.9%
                                         ------                                 ------

Total funding sources                   177,450    100.0%     6,337    3.57%   129,049   100.0%   4,570    3.54%

Other liabilities                         1,160                                    820
                                          -----                                    ---

TOTAL LIABILITIES                       178,610                                129,869

Shareholders' equity                     19,971                                 18,412
                                         ------                                 ------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                   $198,581                               $148,281

Net interest income                                          $7,909                              $6,793

Net interest spread                                                    4.23%                               4.85%

Net interest margin                                                    4.33%                               5.02%


Years ended December 31,                                     1996

Assets                                  Average       % of      Interest  Average
                                        Balance       Earning             Yield or
                                                      Assets &            Rate
                                                      Funding
                                                      Sources
Interest-earning assets:
 Loans                                 $74,014           70.9%   $7,409    10.01%
 Investment securities                  17,325           16.6%    1,080     6.23%
 Federal funds sold and
 other deposits                         13,017           12.5%      687     5.28%
                                        ------                      ---

Total interest-earning assets          104,356          100.0%    9,176     8.79%

Noninterest-earning assets:
Cash and due from  banks                 7,073
Premises and equipment                   1,213
Other assets                             2,155
Less:  Allowance for loan losses       (1,525)
                                       -------

Total noninterest-earning assets         8,916

TOTAL ASSETS                          $113,272

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
 Checking and money market
 deposits                              $47,337           47.8%   $1,625     3.43%
 Savings deposits                        8,849            9.0%      405     4.58%
 Time deposits                          23,499           23.7%    1,332     5.67%
 Securities sold under repurchase
  agreements                               --               --      --         --
                                           ---                      ---

Total interest-bearing liabilities      79,685           80.5%    3,362     4.22%

Noninterest-bearing deposits            19,332           19.5%
                                        ------

Total funding sources                   99,017          100.0%    3,362     3.39%

Other liabilities                          495
                                           ---

TOTAL LIABILITIES                       99,512

Shareholders' equity                    13,760
                                        ------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                  $113,272

Net interest income                                              $5,814

Net interest spread                                                         5.40%

Net interest margin                                                         5.57%

Basis of preparation: Amounts are in thousands; balances are presented as annualized daily averages; nonaccrual loans are included in the loan category as earning assets.

         The following table presents the dollar amount of change in interest income and expense and the corresponding amounts attributable to changes in rate and to changes in volume:


NET INTEREST INCOME ANALYSIS


                                                           1998 OVER 1997                              1997 OVER 1996
                                             --------------------------------------------------------------------------------------
(in thousands)                                  INCREASE            CHANGE DUE TO            INCREASE           CHANGE DUE TO
                                                              ---------------------------                  ------------------------
                                               (DECREASE)        RATE         VOLUME        (DECREASE)        RATE       VOLUME
                                             --------------------------------------------------------------------------------------
Interest-Earning Assets:

   Loans                                              $1,777         (674)        $2,451         $1,343         $(400)      $1,743

   Taxable investment securities                         447          (10)           457            666           104          562

   Money market investments                              659          (20)           679            178           (38)         216
                                             --------------------------------------------------------------------------------------

Total Interest-Earning Assets                          2,883         (704)         3,587          2,187          (334)       2,521

Interest-Bearing Liabilities:


   Checking and money markets                            546          (30)           576             44          (144)         188

   Savings deposits                                      (5)          (92)            87            956           406          550

   Time deposits                                       1,022            6          1,016            158           (42)         200

   Fed funds purchased/repurchase agreements             204           (3)           207             50            --           50
                                             --------------------------------------------------------------------------------------

Total Interest-Bearing Liabilities                     1,767         (119)         1,886          1,208           220          988

                                             ======================================================================================
NET INTEREST INCOME                                   $1,116        $(585)        $1,701           $979         $(554)      $1,533
                                             ======================================================================================


NOTE: The rate/volume change is allocated between volume change and rate change using the ratio each of the components bears to the absolute value of their total.

II. INVESTMENT PORTFOLIO

         The following table shows the estimated fair value of the investment portfolio of the Company by category at December 31:


(in thousands)                                                     1998              1997            1996
                                                                   ----              ----            ----
U.S. Treasury                                                     $ 1,478          $ 4,404         $ 7,379
Federal Agencies                                                   38,816           24,976          12,921
Mortgage-back obligations ("MBO")                                   4,261               91             166
Collateralized mortgage obligations                                    --               --              34
Other                                                               1,288              889             790
                                                                  --------         --------        --------

TOTAL                                                             $45,843          $30,360         $21,290
                                                                  ========         ========        ========

         All securities are classified as available for sale.

         The table presented below sets forth by type and contractual maturity the Company's investment securities as of December 31, 1998 (dollars in thousands). Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.


 Maturity - estimated fair              U.S.           Federal
           value                    Treasuries         Agencies        MBO's           Other          Total          Yield
-----------------------------       ----------       -----------    ------------    ----------     -----------     ----------
1 Year or less                         $  251           $ 5,730          $   --        $  382         $ 6,363          5.96%
greater than 1 to 5 Years               1,227            25,610             887           654          28,378          6.06%
greater than 5 to 10 years                 --             7,476              --           252           7,728          5.99%
Over 10 Years                              --                --           3,374            --           3,374          6.02%
                                       -------          --------         -------       -------        --------         ------
Total estimated
   fair value                          $1,478           $38,816          $4,261        $1,288         $45,843          6.03%
                                       =======          ========         =======       =======        ========         ======
Yield                                   6.02%             5.58%           5.99%         5.15%           6.03%

Weighted Average
Maturity in Years                        1.48              3.84           12.24          2.54            4.51


None of the Company's securities holdings by individual issuers (excluding the United States government or its agencies) exceeded 10% of total shareholders' equity at December 31, 1998.

III.     LOAN PORTFOLIO

         The following table presents the major categories of the Company's loan portfolio at December 31 (in thousands):


                                                  1998               1997             1996
                                                ---------         ---------        ----------
Construction                                    $ 12,024          $ 12,071           $ 9,944
Real Estate                                       48,871            44,181            35,157
Commercial                                        57,970            49,644            21,941
Individual                                         4,560             5,069             5,046
Other                                              6,460             2,578             1,360
                                                ---------         ---------        ----------
                                                $129,885          $113,543           $73,448
Less: Allowance for loan losses                   (1,524)           (1,473)           (1,508)
                                                ---------         ---------        ----------
Total loans, net                                $128,361          $112,070           $71,940
                                                =========         =========        ==========


The following table presents the contractual maturity distribution and interest-rate sensitivity of the Company's commercial and real estate loans at December 31, 1998 (in thousands). The Company's experience indicates that certain loans, on an individual basis, will be renewed, rescheduled or repaid prior to scheduled maturity. Accordingly, the table should not be regarded as a forecast of future cash collections.

                                                                     REMAINING MATURITIES
                                   -----------------------------------------------------------------------------------------
                                          1 YEAR OR LESS          1 TO 5 YEARS     DUE AFTER 5 YEARS                 TOTALS
                                   -----------------------------------------------------------------------------------------
CONSTRUCTION                                   $  4,046               $  3,223              $  4,755              $  12,024
REAL ESTATE                                       6,733                 20,752                21,386                 48,871
COMMERCIAL                                       17,166                 15,546                25,258                 57,970
                                   -----------------------------------------------------------------------------------------

TOTAL                                           $27,945                $39,521               $51,399               $118,865
                                   =========================================================================================

INTEREST RATE SENSITIVITY

VARIABLE RATE                                   $23,693                $23,860               $39,774              $  87,327
FIXED RATE                                        4,252                 15,661                11,625                 31,538
                                   -----------------------------------------------------------------------------------------

TOTAL                                           $27,945                $39,521               $51,399               $118,865
                                   =========================================================================================

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

         The Company had no obligation to make further extensions of credit under loans classified as troubled debt restructurings or nonaccrual at December 31, 1997 or 1996. Nonaccrual and restructured loans are classified as loans in the accompanying schedules and the Consolidated Balance Sheets.

         The table below shows nonperforming assets and troubled debt restructurings (in thousands):


December 31,                                                                        1998             1997             1996
---------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                  $1,339           $1,763           $  771
Foreclosed real estate                                                               535              349              212

Total nonperforming assets                                                        $1,874           $2,112           $  983
---------------------------------------------------------------------------------------------------------------------------

Loans classified as nonaccrual but contractually current                            $110             $126           $    1
---------------------------------------------------------------------------------------------------------------------------

Restructured loans classified as nonaccrual above                                     --              824               --
Restructured loans accruing                                                           --               44            1,088

Total restructured loans                                                          $   --             $868           $1,088
---------------------------------------------------------------------------------------------------------------------------

At December 31, 1998, there were no loans past due 90 days and still accruing. There was one loan of $160,000 past due 90 days and still accruing at December 31, 1997, and there were two loans past due 90 days or more and still accruing at December 31, 1996 totaling $35,000.

         The gross interest income that would have been received during the year ended December 31, 1998 on nonaccrual loans had such loans been current in accordance with their original terms throughout the year was approximately $183,000. No interest income was recorded on loans classified as nonaccrual in 1998.

         The following schedule presents a breakdown by type of property of foreclosed real estate (in thousands):

                      ------------------------------------------------------------------------------------------------
                      Years ended December 31,                         1998                1997                  1996
                      ------------------------------------------------------------------------------------------------
                      Commercial land                                  $ 60                $ --                 $  --
                      Commercial property                               562                 402                   265
                      ------------------------------------------------------------------------------------------------
                      Total                                             622                 402                   265
                        Allowance for losses                            (87)                (53)                  (53)
                      ------------------------------------------------------------------------------------------------
                      Total estimated fair value                       $535                $349                 $ 212
                      ================================================================================================

         Activity in the allowance for losses on foreclosed real estate is as follows:

                      ------------------------------------------------------------------------------------------------
                                                                          1998                 1997            1996
                      ------------------------------------------------------------------------------------------------

                      Balance at beginning of year                        $ 53                 $ 53           $  362
                      Provision for losses                                  34                   --               --
                      Dispositions, net                                     --                   --             (309)
                      Charge-offs, net of recoveries                        --                   --               --
                      ------------------------------------------------------------------------------------------------

                      Balance at end of year                               $87                 $ 53           $   53
                      ------------------------------------------------------------------------------------------------

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

         The following table shows activity affecting the allowance for possible loan losses for the periods indicated (dollars in thousands):

                      December 31,                                       1998           1997            1996
                      Balance at beginning of period                    $1,473         $1,508          $1,467
                      Provision for loan losses                            415            254           (227)
                      Loans charged off:
                         Construction                                        0              0               0
                         Real Estate                                       186            377             228
                         Commercial                                        231              0             168
                         Individual                                         53             41              48
                         Other                                               0              0               0
                      Total loans charged off                             $470           $418            $444

                      Recoveries:
                         Construction                                        0              0               0
                         Real Estate                                        18             58             182
                         Commercial                                         70             60             517
                         Individual                                         18             11              13
                         Other                                               0              0               0
                      Total recoveries                                    $106           $129            $712

                      Total allowance at end of period                  $1,524         $1,473          $1,508
                                                                    ===========     ==========      ==========

                      Net loans charged off as a % of
                      average loans outstanding                          0.30%          0.31%          -0.36%
                                                                    ===========     ==========      ==========


         The following is a breakdown of the allowance for loan losses by loan category (in thousands). This breakdown represents management's best judgment as to the allocation of the allowance based on the risk characteristics associated with each category of loans. The allowance is allocated to specific categories of loans for analysis purposes only.


                                   12/31/98                          12/31/97                            12/31/96
                       ---------------------------------------------------------------------------------------------------------
                        Allowance       Distribution      Allowance        Distribution         Allowance        Distribution
                        Allocation        of Loans        Allocation         of Loans          Allocation          of Loans
                       ---------------------------------------------------------------------------------------------------------
Construction                $    138             9.26%         $   134              10.63%            $   150            13.54%
Real Estate                      700            37.63%             764              38.91%                828            47.87%
Commercial                       554            44.63%             489              43.72%                427            29.87%
Individual                        58             3.51%              57               4.47%                 81             6.87%
Other                             74             4.97%              29               2.27%                 22             1.85%
                       ---------------------------------------------------------------------------------------------------------

                              $1,524           100.00%          $1,473             100.00%             $1,508           100.00%
                       =========================================================================================================

V.       DEPOSITS

         The following table provides a breakdown by category of deposits of the Company on a daily average basis at the dates indicated (dollars in thousands):

Year ending December 31,                            1998                             1997                           1996
                                      ----------------------------------------------------------------------------------------------
                                           Average          Average        Average         Average         Average        Average
                                           Amount            Rate           Amount           Rate          Amount          Rate
                                      ----------------------------------------------------------------------------------------------
Demand deposits                                 $30,964          0.00%         $24,442           0.00%        $19,332          0.00%

Money market, savings, and interest
checking                                         94,424          3.78%          76,276           3.97%         56,186          3.61%

Time deposits                                    45,513          5.52%          27,111           5.50%         23,499          5.67%
                                      ------------------                  -------------                    -----------
TOTAL DEPOSITS                                 $170,901                       $127,829                        $99,017
                                      ==================                  =============                    ===========

         Maturities of certificates of deposit and other time deposits greater than $100,000 outstanding at December 31, 1998 are presented below (dollars in thousands):


                                        Certificates of Deposit               Other Time Deposits
                                     ------------------------------      ------------------------------
Three months or less                                       $   988                              $    0
Over 3 through 6 months                                      4,555                                 106
Over 6 through 12 months                                     2,974                                 234
Over 12 months                                               7,196                                 918
                                     ------------------------------      ------------------------------

TOTAL                                                      $15,713                              $1,258
                                     ==============================      ==============================

VI.      RETURN ON EQUITY AND ASSETS

         The ratio of net income to average total assets and average shareholders' equity, and certain other ratios for the periods indicated follow:

Year ended December 31,                                1998                  1997                   1996
                                                 -------------------------------------------------------------
Return on Average Assets                              0.72%                   0.76%                 4.42%

Return on Average Equity                              7.14%                   6.14%                36.35%

Average Equity to Average Assets                     10.06%                  12.42%                12.15%

Dividend Payout Ratio                                   -                      -                      -

VII.     SHORT-TERM BORROWINGS

         The table below shows balances and rates paid on short-term borrowings:


                                                                1998                     1997                      1996

(in thousands)                                          Amount        Rate        Amount       Rate        Amount        Rate
==================================================================================================================================
At year end:
   Securities sold under repurchase agreements             $9,523        3.58%      $3,049        4.15%        $   -            -
----------------------------------------------------------------------------------------------------------------------------------

Average for the year:
   Securities sold under repurchase agreements             $6,549        3.87%      $1,220        4.08%        $   -            -
----------------------------------------------------------------------------------------------------------------------------------

Maximum month-end balance:
   Securities sold under repurchase agreements            $12,403                   $4,259
==================================================================================================================================

ITEM 2.  Properties

         Suburban Maryland owns and occupies a one-story building located in Capitol Heights, Maryland and occupies leased office and banking space in seven other Maryland locations (Greenbelt (2), Oxon Hill, Clinton, Bethesda, Rockville and White Flint). The Greenbelt lease had a five-year initial term which expired May 31, 1991, and is currently in the second of three five-year renewal option terms. The mortgage division currently occupies office space in Greenbelt with an initial lease term of three years, expiring June 30, 2001. The Oxon Hill lease also had a five-year initial term which expired June 30, 1992, and the first five-year renewal term expired June 30, 1997, at which time the second of three five-year renewal options was exercised (see "Item 13. Certain Relationships and Related Transactions"). The Rockville lease is currently in its ten-year initial term which expires April 12, 2000, and contains two five-year renewal options, and the Clinton lease is currently in its initial term of seven years, expiring January 1, 2003, and has one five-year renewal option. The Bethesda lease is currently in its initial term of six years which expires September 30, 2002, and includes one five-year renewal option, and the White Flint lease, which commenced January 1, 1998, expires December 31, 2003, and includes an option to extend the lease for one period of five years.

ITEM 3.  Legal Proceedings

         As of March 1, 1999, there were no material legal proceedings against Suburban Bancshares, Inc. or its subsidiary.

ITEM 4.  Submission of Matters to Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

         The information contained under the heading "Market for Common Stock" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 6.  Selected Financial Data

         The information contained under the heading "Summary Financial Information" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference thereto.

ITEM 8.  Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements together with the report of Stegman and Company thereon appearing in the Company's 1998 Annual Report to Shareholders are incorporated herein by reference thereto. See ITEM 14 for a list of financial statements and notes thereto so incorporated.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in or disagreements with accountants on matters of accounting principles or practices or financial statement disclosures in 1998.

                                    PART III

ITEM 10. Directors and Executive Officers

         The information contained under the heading "Directors and Executive Officers" in the Company's definitive proxy statement relating to the Company's 1999 meeting of shareholders is incorporated herein by reference thereto.

ITEM 11. Compensation of Executive Officers and Directors

         The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement relating to the Company's 1999 meeting of shareholders is incorporated herein by reference thereto.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's definitive proxy statement relating to the Company's 1999 meeting of shareholders is incorporated herein by reference thereto.

ITEM 13. Certain Relationships and Related Transactions

         The information contained under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to the Company's 1999 meeting of shareholders is incorporated herein by reference thereto.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements

                           As listed in the index to financial statements on page 15 hereof.

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

                  3.       Exhibits

                           As listed in the Index to Exhibits on pages 15 and 16 hereof.

         (b) No reports on Form 8-K were filed during the fourth quarter of 1998.

         (c)      See Item 14.(a)3. above

         (d)      See Item 14.(a)2. above

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCSHARES, INC.

By:      Winfield M. Kelly, Jr.
         ----------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         Date:  March 17, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Winfield M. Kelly, Jr.
         ----------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         (Principal Executive Officer and Director)
         Date:  March 17, 1999

By:      Marlin K. Husted
         ----------------
         Marlin K. Husted
         Vice Chairman of the Board
         Date:  March 17, 1999

By:      Stephen A. Horvath
         ------------------
         Stephen A. Horvath
         President, Chief Operating Officer, and Director
         Date:  March 17, 1999

By:      Sibyl S. Malatras
         -----------------
         Sibyl S. Malatras
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)
         Date:  March 17, 1999

By:      Raymond G. LaPlaca
         ------------------
         Raymond G. LaPlaca, Director
         Date:  March 17, 1999

By:      Barbara M. DiNenna-Corboy
         -------------------------
         Barbara M. DiNenna-Corboy, Director
         Date:  March 17, 1999

By:      Vincent D. Palumbo
         ------------------
         Vincent D. Palumbo, Director
         Date:  March 17, 1999

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report on 1998 Consolidated Financial Statements                                             *

Consolidated Balance Sheets at December 31, 1998 and 1997                                                          *

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996                         *

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996    *

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996                         *

Notes to Consolidated Financial Statements                                                                         *


* Incorporated by reference to the Company's 1998 Annual Report to Shareholders. See ITEM 8 of this report on Form 10-K.


                              INDEX TO EXHIBITS

Exhibit Number                            Description
-------------------------------------------------------------------------------

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

 4.0 Form of Common Stock Certificate of Bancshares 2000, Inc. (Incorporated by reference to Exhibit 4. to Registration Statement No. 33-11380)

 4.1 Form of Common Stock Certificate of Suburban Bancshares, Inc. (Incorporated by reference to Exhibit 4.1 of the 1992 Annual Report on Form 10-K)

10.3 Incentive Stock Option Plan, as adopted by the Board of Directors of Bancshares 2000, Inc., on December 18, 1986 (Incorporated by reference to Exhibit 10.5 to Registration Statement No. 33-11380)

10.4 Incentive Stock Option Plan, as amended, as adopted at the stockholders' meeting held on October 3, 1989 (Incorporated by reference to Exhibit 10.3 to Registration Statement No. 33-30727)

10.4a Amendment to Incentive Stock Option Plan, as adopted by the Board of Directors of Suburban Bancshares, Inc., on February 14, 1992 (Incorporated by reference to Exhibit 3.13 of the 1991 Annual Report on Form 10-K)

10.5a Employment Agreement with William R. Johnson dated December 27, 1996 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.5b Deferred Compensation Agreement with William R. Johnson dated December 27, 1996 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.5c Trust Under Deferred Compensation Agreement with William R. Johnson dated December 27, 1996 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.6 Services Agreement with Winfield M. Kelly, Jr. dated January 29, 1997 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.7 Employment Agreement with Stephen A. Horvath dated December 9, 1996 and effective January 1, 1997 (Incorporated by reference to Exhibit 10.5a of the 1996 Annual Report on Form 10-K)

10.8 1997 Stock Option Plan, as adopted at the stockholders' meeting held on May 22, 1997 (Incorporated by reference to Exhibit 10.8 of the 1997 Annual Report on Form 10-K)

10.9a Severance Agreement with Joseph E. Burnett dated March 2, 1998 (Incorporated by reference to Exhibit 10.9a of the 1997 Annual Report on Form 10-K)

10.9b Severance Agreement with Harold J. Koch dated March 2, 1998 (Incorporated by reference to Exhibit 10.9b of the 1997 Annual Report on Form 10-K)

10.9c Severance Agreement with Sibyl S. Malatras dated March 2, 1998 (Incorporated by reference to Exhibit 10.9c of the 1997 Annual Report on Form 10-K)

10.10 Deferred Compensation Plan for Directors and Executive Officers dated May 21, 1997

11.      Computation of per share earnings

13. Suburban Bancshares, Inc. 1998 Annual Report to Stockholders (furnished for the information of the Securities and Exchange Commission only and not to be deemed filed as part of this Annual Report on Form 10-K except for the portions thereof which are specifically incorporated herein by reference)

21.      List of Subsidiaries of Suburban Bancshares, Inc.

23       Consent of Stegman and Company

27.      Financial Data Schedule