Form 10-K/A
period 1998-12-31
SUBURBAN BANCSHARES INC
filed 1999-04-27
CIK 768177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-K/A

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1998 -- Commission File Number 0-16595

                                   ----------
                            SUBURBAN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                   54-1319411
 ----------------------------------------------------                -----------------------------------
               (State of incorporation)                               (IRS Employer Identification No.)

              7505 Greenway Center Drive
                 Greenbelt, Maryland                                                20770
 ----------------------------------------------------                -----------------------------------
      (Address of principal executive officers)                                   (Zip Code)

                    (301) 474-6694
 ----------------------------------------------------
 (Registrant's telephone number, including area code)


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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of the registrant's common stock held by non-affiliates is approximately $27,671,801 (based on March 1, 1999 average of the closing bid and asked prices of such common stock of $3.0625 per share). As of March 1, 1999, there were 11,301,218 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's 1998 Annual Report to Shareholders are incorporated by reference in Part II to the extent provided in Items 5, 6, 7 and 8 hereof. Portions of the registrant's definitive Information Statement (to be dated approximately April 22, 1999) are incorporated herein by reference in response to Part III of this report.

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years ended December 31,

in thousands                                                            1998         1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $  1,426     $  1,131       $  5,002
 Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Depreciation                                                          247          194            129
    Provision (recovery) for loan losses                                  415          254           (227)
    Provision for losses on foreclosed real estate                         34           --             --
    Deferred income tax expense (benefit)                                 760          639         (4,058)
    Originations of loans held for sale                                (5,834)          --         (2,641)
    Proceeds from loan sales                                            4,614           --            382
    (Gain) loss on sale of loans                                          (48)          --            434
    Net realized gains on investment securities                           (12)          --             --
    Net accretion on securities                                          (117)         (87)           (55)
    (Decrease) increase in net deferred loan fees                         (69)         (41)            24
    Net increase in premium on loans purchased                           (308)      (1,513)            --
    (Increase) decrease in accrued income and other assets               (882)        (327)           259
    Increase (decrease) in accrued expenses and other liabilities         318          (48)           235
    (Gain) loss on sale of foreclosed real estate                         (15)          --            177

Net cash provided (used) by operating activities                          529          202           (339)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in deposits with other banks
    (Increase) decrease in federal funds sold                              --           --          2,220
    Purchases of available for sale securities                        (27,524)      (3,354)         4,275
    Proceeds from maturities of available for sale                    (25,511)     (17,438)       (11,819)
      securities                                                        9,250        8,775          8,235
    Proceeds from prepayments of principal on securities                  125          110            150
    Proceeds from sales of available for sale securities                1,031           --             --
    Net increase in other securities                                      (80)         (91)            --
    Net increase in loans                                             (12,227)     (14,713)       (11,014)
    Purchases of loans                                                 (5,607)     (18,320)            --
    Net purchases of premises and equipment                              (272)        (538)          (252)
    Proceeds from sale of foreclosed real estate                          755           --            777

Net cash used in investing activities                                 (60,060)     (45,569)        (7,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in total deposits
    Net increase in securities sold under agreements to                54,578       45,229          5,684
      repurchase                                                        6,474        3,049             --

    Net cash provided by financing activities                          61,052       48,278          5,684

Net increase (decrease) in cash and due from banks                      1,521        2,911         (2,083)
Cash and due from banks at beginning of period                         10,759        7,848          9,931

Cash and due from banks at end of period                             $ 12,280     $ 10,759       $  7,848

Interest paid                                                        $  6,283     $  4,523       $  3,378
Income taxes paid                                                          38           --             --
Loans transferred to foreclosed real estate                               961          136             15
Loans transferred to loans held for sale                                  545           --             --

See accompanying notes to consolidated financial statements.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUBURBAN BANCSHARES, INC.

By:      Winfield M. Kelly, Jr.
         ----------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         Date:  April 27, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Winfield M. Kelly, Jr.
         ----------------------
         Winfield M. Kelly, Jr.
         Chairman of the Board/CEO
         (Principal Executive Officer and Director)
         Date:  April 27, 1999

By:      Marlin K. Husted
         ----------------
         Marlin K. Husted
         Vice Chairman of the Board
         Date:  April 27, 1999

By:      Stephen A. Horvath
         ------------------
         Stephen A. Horvath
         President, Chief Operating Officer, and Director
         Date:  April 27, 1999

By:      Sibyl S. Malatras
         -----------------
         Sibyl S. Malatras
         Senior Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)
         Date:  April 27, 1999

By:      Raymond G. LaPlaca
         ------------------
         Raymond G. LaPlaca, Director
         Date:  April 27, 1999

By:      Barbara M. DiNenna-Corboy
         -------------------------
         Barbara M. DiNenna-Corboy, Director
         Date:  April 27, 1999

By:      Vincent D. Palumbo
         ------------------
         Vincent D. Palumbo, Director
         Date:  April 27, 1999