Form 10-Q
period 1999-03-31
SUBURBAN BANCSHARES INC
filed 1999-05-10
CIK 768177

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    March 31, 1999
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
(State or other jurisdiction             (I.R.S. Employer Identification No.)
    of incorporation)

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

                  Yes   X                        No
                      -----                        -----

Common Stock $.01 Par Value                     Outstanding at May 3, 1999
---------------------------                     --------------------------
        (Class)

                                                   11,301,218 Shares
                                                   -----------------



                            SUBURBAN BANCSHARES, INC.
                                S.E.C. FORM 10-Q

                                 March 31, 1999

PART I. FINANCIAL INFORMATION                                                            PAGE NO.
-----------------------------                                                            --------

Item 1.  Condensed Financial Statements

              Consolidated Balance Sheets March 31, 1999 (unaudited)
              and December 31, 1998 (audited)                                                 3

              Consolidated Statements of Operations (unaudited)
              Three months ended March 31, 1999 and March 31, 1998                            4

              Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 1999 and March 31, 1998                            5

              Consolidated Statements of Changes in Shareholders' Equity
              (unaudited) Three months ended March 31, 1999 and March 31, 1998                6

              Notes to Consolidated Financial Statements                                      7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                        10-17


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reportson Form 8-K                                                      17

FORWARD-LOOKING INFORMATION
---------------------------

       Portions of this Quarterly Report on Form 10Q contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, the Company's ability to address the Year 2000 issue and the ability of third parties to effectively address their Year 2000 issues, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                       March 31,        December 31,
                                                                                           1999                1998
(in thousands)                                                                        (unaudited)           (audited)
ASSETS

Cash and due from banks                                                                $  13,295           $  12,280
Federal funds sold                                                                        31,500              43,093
Investment securities available for sale                                                  51,691              45,843

Loans held for sale                                                                          466               1,814

Loans                                                                                    127,468             129,885
  Less: Allowance for loan losses                                                         (1,600)             (1,524)
Loans, net                                                                               125,868             128,361

Premises and equipment, net                                                                1,631               1,683
Foreclosed real estate                                                                       364                 535
Accrued interest receivable                                                                1,385               1,387
Deferred income taxes                                                                      2,541               2,474
Other assets                                                                               1,358               1,096

TOTAL ASSETS                                                                            $230,099            $238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                                         $  34,361           $  37,507
  Interest-bearing deposits                                                              163,552             169,873
    Total deposits                                                                       197,913             207,380

Securities sold under repurchase agreements                                               10,603               9,523

Accrued expenses and other liabilities                                                       860                 951

Total liabilities                                                                        209,376             217,854

Commitments and contingent liabilities                                                        --                  --


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                            --                  --
  Common stock, $.01 par value; 20,000,000 shares authorized;
  shares issued and outstanding:
  11,301,218 at March 31, 1999 and 10,951,218 at December 31, 1998                           113                 109
  Paid-in capital - stock options                                                              0                 534
  Additional paid-in capital                                                              25,824              25,259
  Accumulated deficit                                                                     (5,188)             (5,484)
  Accumulated other comprehensive income (loss)                                              (26)                294
Total shareholders' equity                                                                20,723              20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $230,099            $238,566

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)


                                                                                               Three months ended March 31,


(in thousands, except per share data)                                                      1999                        1998

INTEREST INCOME

Interest and fees on loans                                                              $ 2,511                     $ 2,501
Taxable interest on securities                                                              712                         482
Interest on Federal funds sold and deposits with other banks                                258                         237
Total interest income                                                                     3,481                       3,220

INTEREST EXPENSE

Interest on deposits                                                                      1,535                       1,334
Interest on short-term borrowings                                                            77                          36
Total interest expense                                                                    1,612                       1,370

NET INTEREST INCOME                                                                       1,869                       1,850
Provision for loan losses                                                                    75                         100
Net interest income after provision for loan losses                                       1,794                       1,750

NONINTEREST INCOME

Service charges on deposit accounts                                                         147                         151
Gain on sale of investment securities                                                        23                          --
Other income                                                                                148                          57
Total noninterest income                                                                    318                         208

NONINTEREST EXPENSE

Salaries and employee benefits                                                              922                         816
Occupancy expense                                                                           191                         182
Furniture and equipment expense                                                              62                          63
Other expense                                                                               487                         439
Total noninterest expense                                                                 1,662                       1,500

Income before income taxes                                                                  450                         458
   Income tax                                                                               154                         163

NET INCOME                                                                                $ 296                     $   295

Basic earnings per common share                                                           $0.03                       $0.03
Diluted earnings per common share                                                          0.03                        0.03

See accompanying notes to consolidated financial statements


SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)


                                                                                                      Three Months Ended March 31,


 (in thousands)                                                                                    1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                                           $296                 $295
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                        67                   57
     Provision for loan losses                                                                           75                  100
     Deferred income tax expense                                                                        134                  163
     Originations of loans held for sale                                                             (3,579)                  --
     Proceeds from loan sales                                                                         4,927                   --
     Net realized gains on available for sale securities                                                (23)                  --
     Net accretion on securities                                                                        (13)                 (22)
     Increase (decrease) in deferred loan fees                                                           16                  (68)
     Net increase in premium on loans purchased                                                         171                   89
     (Increase) decrease in accrued income and other assets                                            (260)                 111
     (Decrease) increase in accrued expenses and other liabilities                                      (91)                  65
     Loss on sale of foreclosed real estate                                                               4                   --

  Net cash provided by operating activities                                                           1,724                  790

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in Federal funds sold                                                          11,593              (31,886)
  Purchases of available for sale securities                                                        (12,108)              (2,117)
  Proceeds from maturities of available for sale securities                                           5,170                1,950
  Proceeds from prepayments of principal on securities                                                  100                    5
  Proceeds from sales of available for sale securities                                                  505                   --
  Net decrease (increase) in loans                                                                    2,126               (1,947)
  Purchases of loans                                                                                     --                  (20)
  Net purchases of premises and equipment                                                               (15)                (119)
  Proceeds from sale of foreclosed real estate                                                          272                   --

  Net cash provided (used) by investing activities                                                    7,643              (34,134)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (decrease) increase in total deposits                                                          (9,467)              36,189
  Net increase in securities sold under agreements to repurchase                                      1,080                1,912
  Net proceeds from sale or issuance of common stock                                                     35                   --

  Net cash (used) provided by financing activities                                                   (8,352)              38,101

Net increase in cash and due from banks                                                               1,015                4,757
Cash and due from banks at beginning of period                                                       12,280               10,759

Cash and due from banks at end of period                                                            $13,295              $15,516

Interest paid                                                                                        $1,647               $1,360
Income taxes paid                                                                                        20                   --
Loans transferred to foreclosed real estate                                                             105                  740

 See accompanying notes to consolidated financial statements


SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(in thousands)

                                                                                            Accumulated
                                                                                               Other
Three Months Ended                                           Comprehensive     Accumulated  Comprehensive     Common   Paid-in
March 31, 1999                                   Total          Income          Deficit       Income          Stock    Capital

Beginning balance                                 $20,712                         $(5,484)        $ 294          $109      $25,793
                                                  -------                         -------         -----          ----      -------
Exercise of management stock options                   35                                                           4           31
Comprehensive income:
Net income                                            296         296                 296
                                                                 ----
Other comprehensive income, net of tax
Unrealized gains (losses)on
securities available for sale                        (320)       (320)                             (320)
                                                                 ----
Comprehensive income                                              (24)
                                                  -------        ====             -------         -----          ----      -------
Ending balance                                    $20,723                         $(5,188)        $ (26)         $113      $25,824
                                                  =======                         =======         =====          ====      =======

Three Months Ended
March 31, 1998


Beginning balance                                 $19,182                         $(6,910)        $ 190          $109      $25,793
                                                  -------                         -------         -----          ----      -------
Comprehensive income:
 Net income                                           295         295                 295
                                                                 ----
Other comprehensive income, net of tax
Unrealized gains (losses) on securities
available for sale                                     (9)         (9)                               (9)
                                                                 ----
Comprehensive income                              -------         286             -------         -----          ----      -------
Ending balance                                    $19,468        ====             $(6,615)        $ 181          $109      $25,793
                                                  =======                         =======         =====          ====      =======

                            SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

       The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA
-------------------------------------------

       Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES
------------------------------

       The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at March 31, 1999 (in thousands):


                                                                      Gross Unrealized     Gross Unrealized  Estimated Fair
                                                   Amortized Cost                Gains               Losses           Value

U.S. Treasury notes                                      $  1,198                $  19                $  --        $  1,217
Federal agencies                                           38,689                  300                (313)          38,676
Mortgage-backed obligations of federal agencies            10,777                    4                 (67)          10,714
Other                                                       1,069                   19                  (4)           1,084

Total investment securities                               $51,733                 $342              $ (384)         $51,691

       The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1998 (in thousands):


                                                                      Gross Unrealized     Gross Unrealized  Estimated Fair
                                                   Amortized Cost                Gains               Losses           Value

U.S. Treasury notes                                      $  1,448                $  30                $  0         $  1,478
Federal agencies                                           38,381                  512                 (77)          38,816
Mortgage-backed obligations of federal agencies             4,267                    8                 (14)           4,261
Other                                                       1,268                   21                  (1)           1,288

Total securities available for sale                       $45,364                 $571               $ (92)         $45,843

       The amortized cost and estimated fair value for securities at March 31, 1999, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.


In thousands                              Amortized Cost    Estimated Fair Value

Due in one year or less                         $  5,868                $  5,921
Due after one year through 5 years                27,687                  27,748
Due after 5 years through 10 years                 8,238                   8,145
Due after 10 years                                    --                      --
Mortgage-backed securities                         9,940                   9,877

Total                                            $51,733                 $51,691

       Sales of securities in the three months ended March 31, 1999 resulted in profits of $23,000; there were no sales of securities in the three months ended March 31, 1998. The net unrealized holding loss on available for sale securities, which is included in accumulated other comprehensive income and shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $26,000 at March 31, 1999; a gain of $294,000 was reported at December 31, 1998.

NOTE C - IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------

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

       Information with respect to impaired loans is as follows:


                                                                                    March 31,        December 31,
in thousands                                                                           1999              1998

Impaired loans with a valuation allowance                                                  $1,082         $   1,160
Impaired loans without a valuation allowance                                                   --                --
                                                                                           ------            ------

Total impaired loans                                                                        1,082             1,160

Allowance for credit losses related to impaired loans                                         170               135
Allowance for credit losses related to other than impaired loans                            1,430             1,389
                                                                                            -----             -----

Total allowance for credit losses                                                           1,600             1,524

Average impaired loans for the period                                                      $1,357            $1,569
Interest income on impaired loans recognized on the cash basis                                 --                --


       The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at March 31, 1999. Increases and decreases in the allowance include changes in the measurement of impaired loans.

       Activity in the allowance for losses is summarized as follows:


                                                Three Months Ended
in thousands                                      March 31, 1999
                                                  --------------


Balance at beginning of period                             $ 1,524
Provision for loan losses                                       75
Loans charged off                                              (10)
Recoveries                                                      11
                                                   ----------------
Balance at end of period                                   $ 1,600
                                                   ================



NOTE D - FORECLOSED REAL ESTATE
-------------------------------

       Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

       The following schedule presents a breakdown, by type of property, of foreclosed real estate:

in thousands                      March 31, 1999          December 31, 1998
                                  -----------------------------------------

Commercial property                       $  202                       $562
Residential property                         105                         --
Commercial land                               60                         60
                                   -----------------------------------------
Total                                       $367                        622
  Allowance for losses                        (3)                       (87)
                                   -----------------------------------------
ESTIMATED FAIR VALUE                        $364                       $535
                                   =========================================


NOTE E - REGULATORY MATTERS
---------------------------

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

       Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

       As of March 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

       The actual capital amounts and ratios for the Company and the Bank are presented in the table below:


                                                                             FOR CAPITAL            TO BE WELL
                                                        ACTUAL                ADEQUACY              CAPITALIZED
                                                                              PURPOSES
$ in thousands                                    AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT      RATIO

As of March 31, 1999:

  Total capital (to risk-weighted assets):

       Company                                   $22,285      17.79%     $10,032       8.00%    $12,539       10.00%
       Suburban Bank of Maryland                  17,609      14.23        9,897       8.00      12,371       10.00
  Tier 1 capital (to risk-weighted assets):

       Company                                    20,738      16.54        5,016       4.00       7,524        6.00
       Suburban Bank of Maryland                  16,062      12.98        4,949       4.00       7,423        6.00
  Tier 1 capital (to average assets):

       Company                                    20,738       9.66        8,591       4.00      10,738        5.00
       Suburban Bank of Maryland                  16,062       7.58        8,472       4.00      10,590        5.00

As of December 31, 1998:
Total capital (to risk-weighted
assets):

       Company                                   $21,583      16.65%     $10,371       8.00%    $12,964       10.00%
       Suburban Bank of Maryland                  16,914      13.23       10,226       8.00      12,783       10.00
  Tier 1 capital (to risk-weighted assets):

       Company                                    20,058      15.47        5,186       4.00       7,779        6.00
       Suburban Bank of Maryland                  15,390      12.04        5,113       4.00       7,670        6.00
  Tier 1 capital (to average assets):

       Company                                    20,058       9.13        8,791       4.00      10,988        5.00
       Suburban Bank of Maryland                  15,390       7.05        8,738       4.00      10,922        5.00



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the three months ended March 31, 1999 and 1998. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW
--------

       Suburban Bancshares, Inc. reported earnings of $296,000 for the three months ending March 31, 1999, an increase of $1,000, or 0.3%, over $295,000 reported for the same period of 1998. This modest improvement in earnings is attributed to solid asset growth, offset by a declining net interest margin.

       Total assets reached $230.1 million at March 31, 1999, a $16.0 million, or 7.5%, increase from $214.1 million at March 31, 1998. Assets have declined since December 31, 1998, $8.5 million, or 3.6%. Loans have increased $13.3 million, or 11.6%, since March 31, 1998 and have decreased $3.8 million, or 2.9%, since year-end 1998, reaching $127.9 million at the end of the first quarter of 1999. Deposits, at $197.9 million, rose 4.7% since March 31, 1998 and have fallen 4.6% since December 31, 1998.

       Average assets were $214.7 million for the first three months of 1999, $40.4 million, or 23.2%, above average assets of $174.3 million for the same period of 1998. Average earning assets rose $38.2 million, or 23.9%, and average deposits rose $33.4 million, or 22.2%.

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

       Net interest income rose $19,000, or 1.0%, from $1,850,000 for the first three months of 1998 to $1,869,000 in 1999, the net result of higher loan and deposit volume which offset a falling net interest margin.

       The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first quarter of 1999, the net interest margin was 3.83%, falling 86 basis points from 4.69% in the same period of 1998, the result of a drop of 116 basis points in the yield on loans and a 40 basis point drop in the yield for invested funds, while funding costs declined only 22 basis points.

       Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest bearing funds rose in the first quarter of 1999 as compared to 1998. Average earning assets rose $38.2 million, or 23.9%, from $159.8 million in 1998 to $198.0 million in 1999, and average interest bearing funds increased $30.7 million, or 24.1%, from $127.2 million to $154.9 million for the same periods. Because the amount of growth in earning assets exceeded the growth in interest-bearing funds, the level of net interest income increased.

       Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first three months of 1999. The yield on earning assets fell in 1999 to 7.13% from 8.17% in 1998, as loan yields dropped to 7.92% from 9.08%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall after market rates declined in the last quarter of 1998, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans. This pool, averaging $19,666,000 in the first three months of 1999, represents 15.3% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield is less than loans without the backing of a government guarantee. That yield was further reduced in the first quarter of 1999, as payoffs in the portfolio resulted in elimination of purchase premiums which directly impacts the margin. The yield on the investment portfolio fell only 22 basis points as maturing dollars were reinvested at lower yields, while extending the overall portfolio maturity, and the return on Federal funds dropped 78 basis points on average compared to the first three months of 1998. A slight decrease in the cost of funds helped to mitigate the falling margin, as rates paid for funds declined to 3.39% for 1999 from 3.61% in 1998, a 22 basis point drop, primarily the result of falling market rates.

       Changes in the mix of both earning assets and funding sources also impacted net interest income in the first three months of both 1999 and 1998; however, the changes in the mix of funding sources were not significant compared to the changes in composition of earning assets. Average loans as a percentage of average earning assets decreased from 69.9% in 1998 to 64.9% in 1999; average investments rose from 19.3% to 24.1%. Short-term investments, Federal funds sold, rose slightly from 10.8% of earning assets to 11.0%. The impact of the shift to a lower percentage of loans in earing assets was significant, because loans are typically the highest yielding earnings asset and a drop in the percentage will result in a lower yield on earning assets. Changes in the mix of interest-bearing funds were less pronounced as funds shifted to higher-cost deposits from lower-cost transaction accounts. Time deposits rose $15.0 million, from 24.3% of funding sources to 27.2% in 1999, and checking and money market deposits fell from 40.4% to 36.3%; both of these changes in deposit composition resulted in an increase in the cost of funds, offsetting falling rates.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)


Three Months ended March 31,                                    1999                                     1998

                                                                            AVERAGE                                   AVERAGE
                                                AVERAGE                     YIELD         AVERAGE                     YIELD
ASSETS                                          BALANCE       INTEREST      OR RATE       BALANCE       INTEREST      OR RATE

Interest-earning assets:
 Loans                                         $128,508        $2,511         7.92%      $111,758        $2,501         9.08%
 Investment securities                           47,633           712         6.06%        30,861           482         6.34%
 Fed funds sold and other deposits               21,853           258         4.80%        17,216           237         5.58%

Total interest-earning assets                   197,994         3,481         7.13%       159,835         3,220         8.17%

Noninterest-earning assets:
 Cash and due from banks                         11,053                                     8,704
 Bank property and equipment                      1,662                                     1,714
 Other assets                                     5,568                                     5,599
 Less: Allowance for loan losses                 (1,567)                                   (1,505)

Total noninterest-earning assets                 16,716                                    14,512

TOTAL ASSETS                                   $214,710                                  $174,347

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                      $69,942       $   579         3.35%       $62,141       $   551         3.59%
 Savings                                         26,734           261         3.96%        24,228           279         4.67%
 Time deposits                                   52,412           695         5.38%        37,385           504         5.47%
 Securities sold under repurchase agreements      8,820            77         3.56%         3,473            36         4.22%

Total interest-bearing liabilities              157,908                                   127,227

Noninterest-bearing deposits                     34,879         1,612         4.14%        26,766         1,370         4.37%

Total funding sources                           192,787         1,612         3.39%       153,993         1,370         3.61%

Other liabilities                                 1,184                                       945

TOTAL LIABILITIES                               193,971                                   154,938

Shareholders' equity                             20,739                                    19,409


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $214,710                                  $174,347

Net interest income

Net interest spread                                                           3.74%                                     4.56%

Net interest margin                                            $1,869         3.83%                      $1,850         4.69%

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

       In the first quarter of 1999, the provision for loan losses was $75,000. Loans charged off totaled $10,000 and recoveries were $11,000. In the same period of 1998, the provision was $100,000, loans charged off were $183,000 and recoveries totaled $44,000.

NONINTEREST INCOME

       Noninterest income rose $110,000, or 52.9%, in the first three months of 1999 to $318,000 from $208,000 in the same period of 1998. Fees for the origination of mortgage loans, a new service offered in 1998, account for $66,000 of the increase and a gain on the sale of investment securities added $23,000.

NONINTEREST EXPENSES

       Noninterest expenses increased $162,000, or 10.8%, in the first quarter of 1999 as compared to the same period of 1998, from $1,500,000 to $1,662,000. Salaries and benefits increased, the result of merit increases and staffing for a new branch. The new branch in White Flint and expenses associated with the conversion to a new computer services vendor and the installation of a wide-area network have pushed other expenses higher, as well.

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

       The recorded investment in loans that were considered impaired was $1,082,000 and $1,160,000 at March 31, 1999 and December 31, 1998, respectively, a decrease of $78,000.

       Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $364,000 at March 31, 1999 and $535,000 at December 31, 1998.

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

       The allowance for loan losses was $1,600,000 at March 31, 1999, an increase of $76,000 from $1,524,000 at December 31, 1998. Activity in the allowance for loan losses during the first quarter of 1999 included recoveries of $11,000, charge-offs of $10,000, and a provision for future losses of $75,000.

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

       Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 71.6% of total funding sources at March 31, 1999, compared to 73.4% at the end of 1998. Another indicator of adequate liquidity is the level of readily marketable assets. As the core deposit base was falling due to an increase in time deposits, these liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loan in the loan portfolio, also declined slightly to 48.1% of total assets at March 31, 1999 from 49.4% at December 31, 1998, as overnight investments dropped. The relatively small changes in core deposits and marketable assets are indicative of the stability of the liquidity they provide.

       As a supplementary source of short-term liquidity, the Bank maintains $6,000,000 of reverse repurchase lines of credit and unsecured lines of credit totaling $4,500,000 with correspondent banks. These correspondents meet regulatory capital requirements for well capitalized financial institutions, thereby minimizing the risk that might be associated with this level of interbank exposure. The Bank has not needed to utilize these backup lines as internally generated liquidity has provided ample resources.

       Interest sensitivity pertains to the volatility of earnings resulting from interest rate fluctuations. The management of interest rate risk has two goals: to minimize fluctuations in net interest income and net income, and to identify the potential change in the Company's market value of portfolio equity. Interest rate risk can be defined or measured as either the change in earnings that results from changes in interest rates (earnings at risk) or a change in the theoretical market value of the Company (economic value at risk). Economic value at risk is essentially the value of equity at risk. The Company recognizes that with return, there must be risk; however, the levels of risk must be contained within tolerable limits as established by the Asset/Liability Management Committee and the Investment Committee.

       One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at March 31, 1999:


                                                                                 Interest Rate Sensitivity Analysis


                                                    3 months or     Over 3 months to    Over 1 year
in thousands                                            less             1 year          to 5 years    Over 5 years      Total

Interest-earning assets:

   Federal funds sold and other deposits              $ 31,500          $     --       $         --      $     --     $  31,500
   Investment securities available for sale              7,617            12,172             21,285        10,617        51,691
   Loans (1)                                            75,245            16,078             30,800         5,849       127,972
      Total interest-earning assets                    114,362            28,250             52,085        16,466       211,163
Cumulative rate sensitive assets                       114,362           142,612            194,697       211,163

Interest-bearing liabilities:

   Interest checking deposits                         $ 14,890          $     --        $        --      $     --      $ 14,890
   Money market deposits and savings deposits           95,945                --                 --            --        95,945
   Time deposits                                        39,656             6,296              6,765            --        52,717
   Securities sold under repurchase agreements          10,603                --                 --            --        10,603
      Total interest-bearing liabilities               161,094             6,296              6,765            --       174,155
Cumulative rate sensitive liabilities                  161,094           167,390            174,155       174,155

GAP $                                                 $(46,732)         $ 21,954        $    45,320      $ 16,466
CUMULATIVE GAP                                         (46,732)          (24,778)            20,542        37,008      $ 37,008
CUMULATIVE GAP TO TOTAL ASSETS                          -20.31%           -10.77%              8.93%        16.08%        16.08%

(1) Excludes net deferred fees $38.


       The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily and that investment securities with call options will be called. At March 31, 1999, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 10.77%. This negative gap position means that the Company had $24,778,000 more liabilities than assets repricing within one year. At December 31, 1998 the gap as a percentage of assets was positive 1.83%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

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

       The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance against these guidelines, as well as peer results, on a quarterly basis. The Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of December 31, 1998, the estimated sensitivity profile for the Company was as follows:

                               Immediate Change in Rates       Policy Limitation


                                   +200BP        -200BP
                                   ------        ------
Net interest income at risk          10.00%         -9.9%            -15%

Economic value at risk                9.56%        -13.8%            -20%


Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the first quarter of 1999.

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

CAPITAL RESOURCES AND ADEQUACY

       Shareholders' equity increased $11,000, or 0.05%, in the first three months of 1999 to $20,723,000 at March 31, 1999 from $20,712,000 at December 31,
1998. Earnings of $296,000 and a decrease of $320,000 in the accumulated other comprehensive income accounted for most of the change in equity; the exercise of management stock options contributed another $35,000.

       A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1998 and March 31, 1999, the Company was considered to be a well capitalized financial institution.


       One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At March 31, 1999, the Company reported at Tier 1 risk-based capital ratio of 16.54% and a ratio of 17.77% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

       Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1999, the leverage capital ratio for the Company was 9.66%.

YEAR 2000 PROJECT

Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This Year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom the Company does business such as vendors, suppliers, utility companies, and customers.

Risks Related to Year 2000
--------------------------

The Y2K issue poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry.

Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contraction could cause an increase in interest rates, require the Company to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about the Company's Y2K compliance efforts.

The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan loss risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $250,000 have been visited by calling officers for the purpose of discussing their Y2K plans and for the completion of a Y2K questionnaire. Additional visits will be made to reassess the progress of those borrowers that were assumed to be computer-dependent.

The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan which includes a timetable for making changes necessary to be able to provide services in the Y2K. That supplier has provided written assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners.

The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. The Y2K compliance of these providers is largely beyond the control of the Company.

The Company's State of Readiness
--------------------------------

The Company has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K plan include identifying Y2K risks, information systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Federal Deposit Insurance Corporation has examined the Company's Y2K compliance plan and the Company's progress in its implementation. In addition, the Board of Directors is carefully monitoring progress under the plan on a monthly basis.

The assessment phase included an inventory and physical date rollover testing of all computer hardware, and an identification of other systems or functions that may be impacted by the date change. The Company has moved aggressively to verify with third-party vendors and service providers that software and non-IT systems are, or will be, Year 2000 compliant, and has completed 98% of the process of internal testing of critical systems. Critical systems include communication with the Federal Reserve via Fedline, the computer system and item processing system, both of which are provided by the third party servicers, and the wide-area network supporting communications between offices. Non-critical systems that have been tested for date transition include ATMs, payroll, accounts payable, internal telephone systems and general operational hardware such as fax machines, postage meters, and copiers, some of which required software enhancements and some, replacements.

As a result of the Company's planned migration to new data processing and item processing providers in May 1999, and the planned enhancement of our inter-branch communication network through a wide-area network, the hardware replacement costs resulting from date recognition failure have been replaced by equipment costs for support of the new network environment. Costs related to the migration will approximate $260,000, to be amortized over the life of each of the contracts, and costs associated with the installation of the wide-area network will total approximately $380,000, which will be depreciated over its useful life. A one-time de-conversion charge plus annual costs of the new systems will result in a charge to income of approximately $120,000 in 1999, and will not materially impact the results of operations in those or future years. The Company has been assured that the new systems are Year 2000 compliant; we will test the wide-area network, and we are using proxy-testing for the systems provided by third party servicers to verify their readiness. A third-party review of the proxy testing for Y2K compliance was recently issued for the data processing system. The report was very favorable, showing a 99% success rate. Proxy testing on the item processing system is complete, with the system performing as expected.

In addition, an ongoing awareness campaign has been implemented to inform customers and shareholders of the potential problem and its implications, and our employees are kept informed of the issue and of our progress toward minimizing its impact.

While management currently believes that its Year 2000 plans for monitoring third-party progress and subsequent systems testing will mitigate the Year 2000 problem, if the service providers and customers, upon whom we rely, are not in compliance, the Year 2000 issue may have a material adverse impact on the operation of the Bank. The Company has established contingency plans in case of failure resulting from the date change issue, and will be prepared to function on a limited basis until such failure is corrected. Because the Bank is a relatively small financial institution, daily transactions, deposits, withdrawals and payments, can be processed normally, and accounts can be updated manually until computer connectivity is re-established. Delays in processing transactions may result in the event that the Company is forced to process transactions manually and may disrupt normal business activities of the Company and its customers.

PART II.     OTHER INFORMATION
------------------------------

Item 6.  Exhibits and Reports on Form 8-K

              (a)    The following documents are filed as part of this report.

              Exhibit #        Description
              ---------        -----------

              11.0             Computation of per share earnings

              27.0             Financial Data Schedule

              (b) No reports on Form 8K were filed in the quarter ended March 31, 1999.

                                   SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUBURBAN BANCSHARES, INC.

                              (Registrant)

Date:   May 6, 1999           Stephen A. Horvath
        -----------           -------------------------------------------------
                              Stephen A. Horvath
                              President and Chief Operating Officer

Date:   May 6, 1999           Sibyl S. Malatras
        -----------           -------------------------------------------------
                              Sibyl S. Malatras
                              Senior Vice President and Chief Financial Officer
                              (Principal Financial Officer)