Form 10-Q
period 1999-06-30
SUBURBAN BANCSHARES INC
filed 1999-08-10
CIK 768177

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                       JUNE 30, 1999
                  --------------------------------------------------------------

COMMISSION FILE NUMBER                  0-16595
                       ---------------------------------------------------------

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

         YES   X                                      NO
              ---                                        ---

COMMON STOCK $.01 PAR VALUE                     OUTSTANDING AT AUGUST 3, 1999
---------------------------                     -----------------------------
        (CLASS)

                                                   11,301,218 SHARES
                                                   -----------------

                            SUBURBAN BANCSHARES, INC.
                                S.E.C. FORM 10-Q

                                 JUNE 30, 1999

PART I.  FINANCIAL INFORMATION                                                         PAGE NO.
------------------------------                                                         --------
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS JUNE 30, 1999 (UNAUDITED)
             AND DECEMBER 31, 1998 (AUDITED)                                              3

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                              4

            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                            5

            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                              6

            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
            SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998                              7

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    7-10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                       10-18

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                18

FORWARD-LOOKING INFORMATION

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

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                       June 30,  December 31,
                                                                           1999          1998
(in thousands)                                                      (unaudited)     (audited)
ASSETS

Cash and due from banks                                               $  11,759     $  12,280
Federal funds sold                                                       20,378        43,093
Investment securities available for sale                                 48,564        45,843

Loans held for sale                                                         544         1,814

Loans                                                                   135,195       129,885
  Less: Allowance for loan losses                                        (1,775)       (1,524)
Loans, net                                                              133,420       128,361

Premises and equipment, net                                               2,177         1,683
Foreclosed real estate                                                      364           535
Accrued interest receivable                                               1,368         1,387
Deferred income taxes                                                     2,829         2,474
Other assets                                                              1,172         1,096

TOTAL ASSETS                                                           $222,575      $238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                        $  36,498     $  37,507
  Interest-bearing deposits                                             150,080       169,873
    Total deposits                                                      186,578       207,380

Securities sold under repurchase agreements                              10,725         9,523

Accrued expenses and other liabilities                                    4,918           951

Total liabilities                                                       202,221       217,854

Commitments and contingent liabilities                                       --            --


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;              --            --
    no shares issued or outstanding
  Common stock, $.01 par value; 20,000,000 shares authorized;
    shares issued and outstanding:  11,301,218 at June
30, 1999 and 10,951,218 at December 31, 1998                                113           109
  Paid-in capital - stock options                                             0           534
  Additional paid-in capital                                             25,824        25,259
  Accumulated deficit                                                    (5,031)       (5,484)
  Accumulated other comprehensive income (loss)                            (552)          294
Total shareholders' equity                                               20,354        20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $222,575      $238,566

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Six months ended June 30,

(in thousands, except per share data)                        1999               1998
INTEREST INCOME
Interest and fees on loans                                $ 5,143            $ 5,069
Taxable interest on securities                              1,457              1,022
Interest on Federal funds sold and deposits
  with other banks                                            448                604
Total interest income                                       7,048              6,695

INTEREST EXPENSE
Interest on deposits                                        3,045              2,849
Interest on short-term borrowings                             157                 85
Total interest expense                                      3,202              2,934

NET INTEREST INCOME                                         3,846              3,761
Provision for loan losses                                     264                195
Net interest income after provision for loan
  losses                                                    3,582              3,566

NONINTEREST INCOME
Service charges on deposit accounts                           291                310
Gain on sale of investment securities                          23                 --
Other income                                                  252                142
Total noninterest income                                      566                452

NONINTEREST EXPENSE
Salaries and employee benefits                              1,834              1,649
Occupancy expense                                             395                366
Furniture and equipment expense                               143                129
Other expense                                               1,099                892
Total noninterest expense                                   3,471              3,036

Income before income taxes                                    677                982
   Income tax                                                 224                351

NET INCOME                                                  $ 453            $   631

Basic earnings per common share                             $0.04              $0.06
Diluted earnings per common share                            0.04               0.06

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                         Three months ended June 30,

(in thousands, except per share data)                        1999               1998
INTEREST INCOME
Interest and fees on loans                                $ 2,632            $ 2,568
Taxable interest on securities                                745                540
Interest on Federal funds sold and deposits
  with other banks                                            190                367
Total interest income                                       3,567              3,475

INTEREST EXPENSE
Interest on deposits                                        1,510              1,515
Interest on short-term borrowings                              80                 49
Total interest expense                                      1,590              1,564

NET INTEREST INCOME                                         1,977              1,911
Provision for loan losses                                     189                 95
Net interest income after provision for loan
  losses                                                    1,788              1,816

NONINTEREST INCOME
Service charges on deposit accounts                           144                159
Other income                                                  104                 85
Total noninterest income                                      248                244

NONINTEREST EXPENSE
Salaries and employee benefits                                912                833
Occupancy expense                                             204                184
Furniture and equipment expense                                81                 66
Other expense                                                 612                453
Total noninterest expense                                   1,809              1,536

Income before income taxes                                    227                524
   Income tax                                                  70                188

NET INCOME                                                  $ 157            $   336

Basic earnings per common share                             $0.01              $0.03
Diluted earnings per common share                            0.01               0.03

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                                      Six Months Ended June 30,

(in thousands)                                                           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $453            $631
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                           151             117
     Provision for loan losses                                              264             195
     Deferred income tax expense                                            176             351
     Originations of loans held for sale                                 (3,761)             --
     Proceeds from loan sales                                             5,031              --
     Net realized gains on available for sale securities                    (23)             --
     Net accretion on securities                                            (29)            (54)
     Increase (decrease) in deferred loan fees                               18             (58)
     Net decrease (increase) in premium on loans purchased                  416            (222)
     Increase in accrued income and other assets                            (56)           (121)
     Increase in accrued expenses and other liabilities                   3,968              68
     Loss (gain) on sale of foreclosed real estate                            4             (15)

  Net cash provided by operating activities                               6,612             892

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in Federal funds sold                              22,715         (16,163)
  Purchases of available for sale securities                            (13,598)         (8,809)
  Proceeds from maturities of available for sale securities               8,670           4,450
  Proceeds from prepayments of principal on securities                      377              31
  Proceeds from sales of available for sale securities                      505              --
  Net increase in loans                                                  (5,862)         (5,306)
  Purchases of loans                                                         --          (3,541)
  Net purchases of premises and equipment                                  (645)           (178)
  Proceeds from sale of foreclosed real estate                              271             755

  Net cash provided (used) by investing activities                       12,433         (28,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in total deposits                             (20,803)         27,701
  Net increase in securities sold under agreements to repurchase          1,202           4,461
  Net proceeds from sale or issuance of common stock                         35              --

  Net cash (used) provided by financing activities                      (19,566)         31,532

Net (decrease) increase in cash and due from banks                         (521)          3,663
Cash and due from banks at beginning of period                           12,280          10,759

Cash and due from banks at end of period                                $11,759         $14,422

Interest paid                                                            $3,233          $2,904
Income taxes paid                                                            48              16
Loans transferred to foreclosed real estate                                 105             740

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(in thousands)                                                                                    Accumulated
                                                                                                    Other
Six Months Ended                                              Comprehensive     Accumulated      Comprehensive
June 30, 1999                                     Total          Income           Deficit           Income
Beginning balance                                 $20,712                           $(5,484)            $294
                                                 --------                          --------         --------
Exercise of management stock options                   35
Comprehensive income:
   Net income                                         453              453              453
   Other comprehensive income, net of tax
     Unrealized gains (losses)on
     securities available for sale                   (846)            (846)                             (846)
                                                                   -------
Comprehensive income                                                  (393)
                                                 --------          =======         --------         --------
Ending balance                                    $20,354                           $(5,031)           $(552)
                                                 ========                          ========         ========


Six Months Ended
June 30, 1998

Beginning balance                                 $19,182                           $(6,910)            $190
                                                 --------                          --------         --------
Comprehensive income:
  Net income                                          631              631              631
  Other comprehensive income, net of tax
     Unrealized gains (losses) on
     securities available for sale                     26               26                                26
                                                                   -------
Comprehensive income                                                   657
                                                 --------          =======         --------         --------
Ending balance                                    $19,839                           $(6,279)            $216
                                                 ========                          ========         ========

(in thousands)

Six Months Ended                                Common       Paid-in
June 30, 1999                                   Stock        Capital
Beginning balance                                 $109        $25,793
                                               -------        -------
Exercise of management stock options                 4             31
Comprehensive income:
   Net income
   Other comprehensive income, net of tax
     Unrealized gains (losses)on
     securities available for sale

Comprehensive income
                                               -------        -------
Ending balance                                    $113        $25,824
                                               =======        =======
Six Months Ended
June 30, 1998

Beginning balance                                 $109        $25,793
                                               -------        -------
Comprehensive income:
  Net income
  Other comprehensive income, net of tax
     Unrealized gains (losses) on
     securities available for sale
Comprehensive income
                                               -------        -------
Ending balance                                    $109        $25,793
                                               =======        =======



                            SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

      Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

      The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1999 (in thousands):

                                                          Gross                  Gross               Estimated
                                   Amortized         Unrealized             Unrealized                    Fair
                                        Cost              Gains                 Losses                   Value
U.S. Treasury notes                  $ 1,199            $     9                  $ --                  $ 1,208
Federal agencies                      36,202                105                  (675)                  35,632
Mortgage-backed obligations of
  federal agencies                    10,501                 --                  (340)                  10,161
Other                                  1,561                 27                   (25)                   1,563

Total investment securities          $49,463            $   141               $(1,040)                 $48,564

      The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1998 (in thousands):

                                                                  Gross                   Gross             Estimated
                                        Amortized            Unrealized              Unrealized                  Fair
                                             Cost                 Gains                  Losses                 Value
U.S. Treasury notes                       $ 1,448               $    30                $     0                $ 1,478
Federal agencies                           38,381                   512                    (77)                38,816
Mortgage-backed obligations of
  federal agencies                          4,267                     8                    (14)                 4,261
Other                                       1,268                    21                     (1)                 1,288

Total securities available for sale       $45,364               $   571                $   (92)               $45,843

      The amortized cost and estimated fair value for securities at June 30, 1999, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.

                                    Amortized     Estimated Fair
In thousands                             Cost              Value
Due in one year or less              $  5,917           $  5,964
Due after one year through
  5 years                              26,303             25,948
Due after 5 years through
  10 years                                 --                 --
Due after 10 years
Mortgage-backed securities             10,501             10,161

Total                                 $49,463            $48,564

      Sales of securities in the six months ended June 30, 1999 resulted in profits of $23,000; there were no sales of securities in the six months ended June 30, 1998. The net unrealized holding loss on available for sale securities, which is included in accumulated other comprehensive income and shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $552,000 at June 30, 1999; an unrealized gain of $294,000 was reported at December 31, 1998.

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

      Information with respect to impaired loans is as follows:

                                                              June 30,    December 31,
in thousands                                                    1999          1998
Impaired loans with a valuation allowance                      $1,664      $   1,160
Impaired loans without a valuation allowance                       --             --
                                                                -----          -----
Total impaired loans                                            1,664          1,160

Allowance for credit losses related to impaired loans
Allowance for credit losses related to other than                 292            135
impaired loans                                                  1,483          1,389
                                                                -----          -----

Total allowance for credit losses                               1,775          1,524

Average impaired loans for the period
Interest income on impaired loans recognized on the            $1,551         $1,569
  cash basis                                                       --             --

      The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at June 30, 1999. Increases and decreases in the allowance include changes in the measurement of impaired loans.

      Activity in the allowance for losses is summarized as follows:

                                          Six Months Ended
in thousands                                June 30, 1999
                                          ------------------
Balance at beginning of period                      $ 1,524
Provision for loan losses                               264
Loans charged off                                      (34)
Recoveries                                               21
                                          ------------------
Balance at end of period                            $ 1,775
                                          =================

NOTE D - FORECLOSED REAL ESTATE

      Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

      The following schedule presents a breakdown, by type of property, of foreclosed real estate:

                                         June 30,      December 31,
             in thousands                  1999            1998
                                         -------------------------
             Commercial property           $202           $562
             Residential property           105             --
             Commercial land                 60             60
                                         -------------------------
             Total                         $367            622
               Allowance for losses          (3)           (87)
                                         -------------------------
             ESTIMATED FAIR VALUE          $364           $535
                                         =========================

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

      As of June 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The actual capital amounts and ratios for the Company and the Bank are presented in the table below:


                                                                               FOR CAPITAL              TO BE WELL
                                                         ACTUAL              ADEQUACY PURPOSES          CAPITALIZED

$ in thousands                                     AMOUNT      RATIO       AMOUNT        RATIO       AMOUNT      RATIO
As of June 30, 1999:
     Total capital (to risk-weighted assets):
          Company                                  $22,556     17.10%     $10,551      8.00%        $13,189     10.00%
          Suburban Bank of Maryland                 17,916     13.82       10,374      8.00          12,967     10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                   20,906     15.85        5,275      4.00           7,913      6.00
          Suburban Bank of Maryland                 16,293     12.57        5,187      4.00           7,780      6.00
     Tier 1 capital (to average assets):
          Company                                   20,906      9.88        8,465      4.00          10,581      5.00
          Suburban Bank of Maryland                 16,293      7.82        8,333      4.00          10,416      5.00


As of December 31, 1998:
     Total capital (to risk-weighted assets):
          Company                                  $21,583     16.65%     $10,371      8.00%        $12,964     10.00%
          Suburban Bank of Maryland                 16,914     13.23       10,226      8.00          12,783     10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                   20,058     15.47        5,186      4.00           7,779      6.00
          Suburban Bank of Maryland                 15,390     12.04        5,113      4.00           7,670      6.00
     Tier 1 capital (to average assets):
          Company                                   20,058      9.13        8,791      4.00          10,988      5.00
          Suburban Bank of Maryland                 15,390      7.05        8,738      4.00          10,922      5.00

NOTE F - CONTINGENT LIABILITIES

      In addition to contingent liabilities the Company incurs in the normal course of business, the Bank is involved in litigation for the recovery of premium paid for a loan that the Bank later discovered was in default at the time of purchase. The maximum amount of the contingent liability is $165,000; the minimum, full recovery. As of August 2, 1999, a court date has not yet been established.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the six months ended June 30, 1999 and 1998. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

      Suburban Bancshares, Inc. reported earnings of $453,000 for the six months ending June 30, 1999, a decrease of $178,000, or 28.2%, from $631,000 reported for the same period of 1998. This earnings decline is attributed to a declining net interest margin and the implementation of planned infrastructure enhancements in the second quarter of 1999.

      Total assets were $222.6 million at June 30, 1999, a $14.7 million, or 7.1%, increase from $207.9 million at June 30, 1998. Assets have declined since December 31, 1998, $16.0 million, or 6.7%. Loans have increased $14.0 million, or 11.5%, since June 30, 1998 and $4.0 million, or 3.1%, since year-end 1998, reaching $135.7 million at the end of the second quarter of 1999. Deposits, at $186.6 million, rose 3.7% since June 30, 1998 and have fallen 10.0% since December 31, 1998.

      Average assets were $213.1 million for the first six months of 1999, $29.3 million, or 16.0%, above average assets of $183.8 million for the same period of 1998. Average earning assets rose $28.4 million, or 16.9%, and average deposits rose $23.2 million, or 14.6%.

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

      Net interest income rose $85,000, or 2.3%, from $3,761,000 for the first six months of 1998 to $3,846,000 in 1999, the net result of higher loan and deposit volume which offset a falling net interest margin.

      The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first six months of 1999, the net interest margin was 3.94%, falling 56 basis points from 4.50% in the same period of 1998, the result of a drop of 93 basis points in the yield on loans and a 35 basis point drop in the yield for invested funds, while funding costs declined only 24 basis points.

      Changes in the volume of earning assets and interest bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest bearing funds rose in the first half of 1999 as compared to 1998. Average earning assets rose $28.4 million, or 16.9%, from $168.5 million in 1998 to $196.9 million in 1999, and average interest bearing funds increased $21.2 million, or 15.8%, from $134.8 million to $156.0 million for the same periods. Because the amount of growth in earning assets exceeded the growth in interest-bearing funds, the level of net interest income increased.

      Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first six months of 1999. The yield on earning assets fell in 1999 to 7.22% from 8.01% in 1998, as loan yields dropped to 8.01% from 8.94%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall after market rates declined in the last quarter of 1998, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans. This pool, averaging $16,288,000 in the first half of 1999, represents 12.6% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield is less than loans without the backing of a government guarantee. That yield was further reduced in the first six months of 1999, as payoffs in the portfolio resulted in elimination of purchase premiums which directly impacts the margin. The yield on the investment portfolio fell only 33 basis points as maturing dollars were reinvested at lower yields, while extending the overall portfolio maturity, and the return on Federal funds dropped 75 basis points on average compared to the first six months of 1998. A slight decrease in the cost of funds helped to mitigate the falling margin, as rates paid for funds declined to 3.38% for 1999 from 3.62% in 1998, a 24 basis point drop, primarily the result of falling market rates.

      Changes in the mix of both earning assets and funding sources also impacted net interest income in the first six months of both 1999 and 1998; however, the changes in the mix of funding sources were not significant compared to the changes in composition of earning assets. Average loans as a percentage of average earning assets decreased from 67.4% in 1998 to 65.8% in 1999; average investments rose from 19.2% to 24.7%. Short-term investments, Federal funds sold, fell from 13.0% of earning assets to 9.6%. The impact of the shift to a lower percentage of loans in earning assets was significant, because loans are typically the highest yielding earnings asset and a drop in the percentage will result in a lower yield on earning assets. Changes in the mix of interest-bearing funds were less pronounced as funds shifted to higher-cost deposits from lower-cost transaction accounts. Time deposits rose $11.8 million, from 25.0% of funding sources to 27.5% in 1999, and checking and money market deposits fell from 39.7% to 35.3%; both of these changes in deposit composition resulted in an increase in the cost of funds, offsetting falling rates.

      In the three months ended June 30, 1999, net interest income was $1,977,000, $66,000 or 3.5% above the $1,911,000 recorded for the second quarter of 1998. This improvement was also the result of volume increases, mitigated by lower yields.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)




Six Months Ended June 30,                                           1999

                                                                                  AVERAGE
                                                   AVERAGE                        YIELD
ASSETS                                             BALANCE        INTEREST        OR RATE
----------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                             $129,519          $5,143          8.01%
 Investment securities                               48,559           1,457          6.05%
 Fed funds sold and other deposits                   18,803             448          4.81%

Total interest-earning assets                       196,881           7,048          7.22%

Noninterest-earning assets:
 Cash and due from banks                             10,504
 Bank property and equipment                          1,689
 Other assets                                         5,636
 Less: Allowance for loan losses                     (1,600)

Total noninterest-earning assets                     16,229

TOTAL ASSETS                                       $213,110
----------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                          $67,560        $  1,127          3.36%
 Savings                                             27,023             529          3.95%
 Time deposits                                       52,554           1,389          5.33%
 Securities sold under repurchase
agreements                                            8,905             157          3.56%

Total interest-bearing liabilities                  156,042           3,202          4.14%

Noninterest-bearing deposits                         35,123

Total funding sources                               191,165           3,202          3.38%

Other liabilities                                     1,220

TOTAL LIABILITIES                                   192,385

Shareholders' equity                                 20,725


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $213,110
----------------------------------------------------------------------------------------------

Net interest income                                                  $3,846

Net interest spread                                                                  3.84%

Net interest margin                                                                  3.94%


Six Months Ended June 30,                                             1998

                                                                                    AVERAGE
                                                     AVERAGE                        YIELD
ASSETS                                               BALANCE        INTEREST        OR RATE
-------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                               $114,278          $5,069          8.94%
 Investment securities                                 32,281           1,022          6.38%
 Fed funds sold and other deposits                     21,904             604          5.56%

Total interest-earning assets                         168,463           6,695          8.01%

Noninterest-earning assets:
 Cash and due from banks                                9,492
 Bank property and equipment                            1,715
 Other assets                                           5,610
 Less: Allowance for loan losses                       (1,493)

Total noninterest-earning assets                       15,324

TOTAL ASSETS                                         $183,787
-------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                            $64,803       $   1,155          3.59%
 Savings                                               25,075             581          4.67%
 Time deposits                                         40,767           1,113          5.51%
 Securities sold under repurchase
agreements                                              4,159              85          4.15%

Total interest-bearing liabilities                    134,804           2,934          4.39%

Noninterest-bearing deposits                           28,420

Total funding sources                                 163,224           2,934          3.62%

Other liabilities                                         997

TOTAL LIABILITIES                                     164,221

Shareholders' equity                                   19,566


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $183,787
-------------------------------------------------------------------------------------------------

Net interest income                                                    $3,761

Net interest spread                                                                    4.39%

Net interest margin                                                                    4.50%

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

      In the first six months of 1999, the provision for loan losses was $264,000. Loans charged off totaled $34,000 and recoveries were $21,000. In the same period of 1998, the provision was $195,000, loans charged off were $220,000 and recoveries totaled $66,000. The provision in the second quarter of 1999 was $189,000, an increase of $94,000 over the $95,000 recorded in the same period of 1998, primarily the result of increasing loan volume.

NONINTEREST INCOME

      Noninterest income rose $114,000, or 25.2%, in the first six months of 1999 to $566,000 from $452,000 in the same period of 1998. Fees for the origination of mortgage loans, a new service offered in 1998, account for $75,000 of the increase and a gain on the sale of investment securities added $23,000. In the three months ended June 30, 1999, noninterest income was $248,000, $4,000 or 1.6% higher than the same period of 1998.

NONINTEREST EXPENSES

      Noninterest expenses increased $435,000, or 14.3%, in the first half of 1999 as compared to the same period of 1998, from $3,036,000 to $3,471,000. Salaries and benefits increased, the result of merit increases and staffing for the new branch in Beltsville. Expenses associated with the conversion to a new computer services vendor and the installation of a wide-area network in the second quarter pushed other expenses higher, adding $106,000 in one-time charges. In the second quarter of 1999, noninterest expenses were $1,809,000, $273,000 or 17.8% above the $1,536,000 recorded for the same three-month period in 1998.

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

      The recorded investment in loans that were considered impaired was $1,664,000 and $1,160,000 at June 30, 1999 and December 31, 1998, respectively, an increase of $504,000.

      Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $364,000 at June 30, 1999 and $535,000 at December 31, 1998.

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

      The allowance for loan losses was $1,775,000 at June 30, 1999, an increase of $251,000 from $1,524,000 at December 31, 1998. Activity in the allowance for loan losses during the first half of 1999 included recoveries of $21,000, charge-offs of $34,000, and a provision for future losses of $264,000.

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

      Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, interest checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 74.0% of total funding sources at June 30, 1999, compared to 73.4% at the end of 1998. Another indicator of adequate liquidity is the level of readily marketable assets. As the core deposit base was rising, these liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loans in the loan portfolio, declined to 42.3% of total assets at June 30, 1999 from 49.4% at December 31, 1998, as overnight investments dropped while loan volume increased. The relatively small changes in core deposits and marketable assets are indicative of the stability of the liquidity they provide.

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

      One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at June 30, 1999:

                                                 Interest Rate Sensitivity Analysis

                                                   3 months or     Over 3 months       Over 1 year       Over 5          Total
in thousands                                           less          to 1 year         to 5 years        years
Interest-earning assets:
   Federal funds sold and other deposits            $  20,378        $      --           $     --        $     --        $  20,378
   Investment securities available for sale             5,598           10,618             21,261          11,087           48,564
   Loans (1)                                           63,691           21,413             35,888          14,787          135,779
      Total interest-earning assets                    89,667           32,031             57,149          25,874          204,721
Cumulative rate sensitive assets                       89,667          121,698            178,847         204,721

Interest-bearing liabilities:
   Interest checking deposits                       $  13,755         $     --           $     --       $      --        $  13,755
   Money market deposits and savings deposits          83,782               --                 --              --           83,782
   Time deposits                                       39,365               --             13,178              --           52,543
   Securities sold under repurchase agreements         10,725               --                 --              --           10,725
      Total interest-bearing liabilities              147,627               --             13,178              --          160,805
Cumulative rate sensitive liabilities                 147,627          147,627            160,805         160,805

GAP $                                               $ (57,960)       $  32,031          $  43,971       $  25,874
CUMULATIVE GAP                                        (57,960)         (25,929)            18,042          43,916        $  43,916
CUMULATIVE GAP TO TOTAL ASSETS                        -26.04%          -11.65%              8.11%          19.73%           19.73%

(1) Excludes net deferred fees $40.

      The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily and that investment securities with call options will be called. At June 30, 1999, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 11.65%. This negative gap position means that the Company had $25,929,000 more liabilities than assets repricing within one year. At December 31, 1998 the gap as a percentage of assets was positive 1.83%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

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

      The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance against these guidelines, as well as peer results, on a quarterly basis. The Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of March 31, 1999, the estimated sensitivity profile for the Company was as follows:


                               Immediate Change in Rates     Policy Limitation

                               +200BP             -200BP
                               ------             ------
Net interest income at risk    9.8%                -9.8%        -15%

Economic value at risk         8.3%               -13.7%        -20%

Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the second quarter of 1999.

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

CAPITAL RESOURCES AND ADEQUACY

      Shareholders' equity decreased $358,000, or 1.7%, in the first six months of 1999 to $20,354,000 at June 30, 1999 from $20,712,000 at December 31, 1998.
Earnings of $453,000 and a decrease of $846,000 in the accumulated other comprehensive income accounted for most of the change in equity; the exercise of management stock options contributed another $35,000.

      A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1998 and June 30, 1999, the Company was considered to be a well capitalized financial institution.

      One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At June 30, 1999, the Company reported at Tier 1 risk-based capital ratio of 15.85% and a ratio of 17.10% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

      Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1999, the leverage capital ratio for the Company was 9.88%.

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

The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan loss risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $250,000 have been visited by calling officers for the purpose of discussing their Y2K plans and for the completion of a Y2K questionnaire. Additional visits have been made to reassess the progress of those borrowers that were assumed to be computer-dependent.

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

As a result of the Company's planned migration to new data processing and item processing providers in May 1999, and the planned enhancement of our inter-branch communication network through a wide-area network, the hardware replacement costs resulting from date recognition failure have been replaced by equipment costs for support of the new network environment. Costs related to the migration will approximate $260,000, to be amortized over the life of each of the contracts, and costs associated with the installation of the wide-area network will total approximately $380,000, which will be depreciated over its useful life. A one-time de-conversion charge plus annual costs of the new systems will result in a charge to income of approximately $120,000 in 1999 (most of which was recorded in the second quarter of 1999), and will not materially impact the results of operations in this year or future years. The Company has been assured that the new systems are Year 2000 compliant; we will test the wide-area network, and we are using proxy-testing for the systems provided by third party servicers to verify their readiness. A third-party review of the proxy testing for Y2K compliance was recently issued for the data processing system. The report was very favorable, showing a 99% success rate. Proxy testing on the item processing system is complete, with the system performing as expected.

In addition, an ongoing awareness campaign has been implemented to inform customers and shareholders of the potential problem and its implications, and our employees are kept informed of the issue and of our progress toward minimizing its impact. Our customers and shareholders will be informed of our preparedness, and will be kept aware of developments in the industry during the remaining months of 1999.


While management currently believes that its Year 2000 plans for monitoring third-party progress and subsequent systems testing will mitigate the Year 2000 problem, if the service providers and customers, upon whom we rely, are not in compliance, the Year 2000 issue may have a material adverse impact on the operation of the Bank. The Company has established contingency plans in case of failure resulting from the date change issue, and will be prepared to function on a limited basis until such failure is corrected. Because the Bank is a relatively small financial institution, daily transactions, deposits, withdrawals and payments, can be processed normally, and accounts can be updated manually until computer connectivity is re-established. Delays in processing transactions may result in the event that the Company is forced to process transactions manually and may disrupt normal business activities of the Company and its customers. In addition to a detailed business resumption plan, the Company has created an event plan for the remainder of the year, and a comprehensive liquidity plan that will take us through the century date change.




PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                  An annual meeting of the shareholders (the "Meeting") was held on May 19, 1999. The following matters were submitted to a vote of shareholders either by proxy or in person:

            1. Four directors were elected to the class of directors whose terms expired at the Meeting to serve for terms expiring at the 2002 annual meeting of shareholders or until their successors are elected and qualify (the "2002 Class").

                  Barbara M. DiNenna-Corboy, Marlin K. Husted, Raymond G.
            LaPlaca and Lawrence A. Shulman were elected to the 2002 Class. Mrs. DiNenna-Corboy was elected with 9,118,563 votes for and 108,440 votes withheld, Mr. Husted was elected with 9,104,819 votes for and 108,690 votes withheld, Mr. LaPlaca was elected with 9,105,040 votes for and 108,469 votes withheld and Mr. Shulman was elected with 9,118,653 votes for and 108,440 votes withheld.

                  Other directors whose terms continued after the meeting were
            Vincent D. Palumbo and Albert W. Turner, members of the class whose term expired at the 2000 annual meeting of shareholders and Samuel
            Y. Botts, Stephen A. Horvath, Winfield M. Kelly, Jr. and Kenneth H. Michael, members of the class whose term expires at the end of the 2001 annual meeting of shareholders or until their successors are elected and qualify.

            2. The shareholders ratified the selection of Stegman & Company as the Company's independent public accountants for 1999 with 9,172,814 votes for, 108,185 shares voted against and 81,940 abstentions.

Item 6. Exhibits and Reports on Form 8-K

            (a) The following documents are filed as part of this report.

                  Exhibit #   Description
                  ---------   -----------
                  11.0        Computation of per share earnings

                  27.0        Financial Data Schedule

            (b) No reports on Form 8K were filed in the quarter ended June 30,
                1999.

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUBURBAN BANCSHARES, INC.
                                          (Registrant)

Date:   August 10, 1999                   Stephen A. Horvath
        ---------------                   -------------------------------------
                                          Stephen A. Horvath
                                          President and Chief Operating Officer



Date:   August 10, 1999                   Sibyl S. Malatras
        ---------------                   -------------------------------------
                                          Sibyl S. Malatras
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)