Form 10-Q
period 1999-09-30
SUBURBAN BANCSHARES INC
filed 1999-11-05
CIK 768177

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED             SEPTEMBER 30, 1999
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

                                  (301)474-6694
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                     YES   X                NO
                          ---                  ---

COMMON STOCK $.01 PAR VALUE                      OUTSTANDING AT NOVEMBER 3, 1999
---------------------------                      -------------------------------
        (CLASS)
                                                 11,301,218 SHARES
                                                 -------------------------------

                            SUBURBAN BANCSHARES, INC.
                                S.E.C. FORM 10-Q

                               SEPTEMBER 30, 1999

PART  I.  FINANCIAL INFORMATION                                                                          PAGE NO.
-------------------------------                                                                          --------
ITEM 1. CONDENSED FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1999 (UNAUDITED)
               AND DECEMBER 31, 1998 (AUDITED)                                                                 3

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998                                     4

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998                                    5

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998                                     6

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998                         7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                      7-11

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                   11-18

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                       18

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

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,       December 31,
                                                                                                          1999               1998
(in thousands)                                                                                      (unaudited)          (audited)

ASSETS

Cash and due from banks                                                                                $  9,183          $  12,280
Federal funds sold                                                                                       23,850             43,093
Investment securities available for sale                                                                 46,444             45,843

Loans held for sale                                                                                         259              1,814

Loans                                                                                                   136,776            129,885
  Less: Allowance for loan losses                                                                       (1,646)            (1,524)
Loans, net                                                                                              135,130            128,361

Premises and equipment, net                                                                               2,211              1,683
Foreclosed real estate                                                                                      458                535
Accrued interest receivable                                                                               1,248              1,387
Deferred income taxes                                                                                     2,826              2,474
Other assets                                                                                              1,193              1,096

TOTAL ASSETS                                                                                           $222,802           $238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

  Noninterest-bearing deposits                                                                        $  40,277          $  37,507
  Interest-bearing deposits                                                                             147,415            169,873
    Total deposits                                                                                      187,692            207,380

Securities sold under repurchase agreements                                                              12,952              9,523

Accrued expenses and other liabilities                                                                    1,729                951

Total liabilities                                                                                       202,373            217,854

Commitments and contingent liabilities                                                                       --                 --


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                                           --                 --
  Common stock, $.01 par value; 20,000,000 shares authorized; shares issued and
  outstanding: 11,301,218 at September 30, 1999 and 10,951,218 at December 31, 1998                         113                109
  Paid-in capital - stock options                                                                             0                534
  Additional paid-in capital                                                                             25,824             25,259
  Accumulated deficit                                                                                   (4,774)            (5,484)
  Accumulated other comprehensive income (loss)                                                           (734)                294
Total shareholders' equity                                                                               20,429             20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $222,802           $238,566

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                      Nine months ended September 30,

(in thousands, except per share data)                                           1999                             1998
INTEREST INCOME

Interest and fees on loans                                                   $ 7,971                          $ 7,765
Taxable interest on securities                                                 2,181                            1,598
Interest on Federal funds sold and deposits with other banks                     658                            1,028
Total interest income                                                         10,810                           10,391

INTEREST EXPENSE

Interest on deposits                                                           4,573                            4,427
Interest on short-term borrowings                                                266                              172
Total interest expense                                                         4,839                            4,599

NET INTEREST INCOME                                                            5,971                            5,792
Provision for loan losses                                                        369                              315
Net interest income after provision for loan losses                            5,602                            5,477

NONINTEREST INCOME

Service charges on deposit accounts                                              429                              467
Gain on sale of investment securities                                             23                               12
Other income                                                                     343                              243
Total noninterest income                                                         795                              722

NONINTEREST EXPENSE

Salaries and employee benefits                                                 2,841                            2,520
Occupancy expense                                                                618                              555
Furniture and equipment expense                                                  262                              197
Other expense                                                                  1,609                            1,380
Total noninterest expense                                                      5,330                            4,652

Income before income taxes                                                     1,067                            1,547
   Income tax                                                                    357                              554

NET INCOME                                                                     $ 710                          $   993

Basic earnings per common share                                                $0.06                            $0.09
Diluted earnings per common share                                               0.06                             0.09

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                        Three months ended September 30,

(in thousands, except per share data)                                              1999                             1998
INTEREST INCOME

Interest and fees on loans                                                      $ 2,828                          $ 2,696
Taxable interest on securities                                                      724                              576
Interest on Federal funds sold and deposits with other banks                        210                              424
Total interest income                                                             3,762                            3,696

INTEREST EXPENSE

Interest on deposits                                                              1,528                            1,578
Interest on short-term borrowings                                                   109                               87
Total interest expense                                                            1,637                            1,665

NET INTEREST INCOME                                                               2,125                            2,031
Provision for loan losses                                                           105                              120
Net interest income after provision for loan losses                               2,020                            1,911

NONINTEREST INCOME
Service charges on deposit accounts                                                 138                              157
Gain on sale of securities                                                           --                               12
Other income                                                                         91                              101
Total noninterest income                                                            229                              270

NONINTEREST EXPENSE
Salaries and employee benefits                                                    1,007                              871
Occupancy expense                                                                   223                              189
Furniture and equipment expense                                                     119                               68
Other expense                                                                       510                              488
Total noninterest expense                                                         1,859                            1,616

Income before income taxes                                                          390                              565
   Income tax                                                                       133                              203

NET INCOME                                                                        $ 257                          $   362

Basic earnings per common share                                                   $0.02                            $0.03
Diluted earnings per common share                                                  0.02                             0.03

See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)


                                                                                      Nine Months Ended September 30,

 (in thousands)                                                                        1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                 $    710                $    993
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 241                     181
     Provision for loan losses                                                                    369                     315
     Provision for losses on foreclosed real estate                                                --                       6
     Deferred income tax expense                                                                  295                     554
     Originations of loans held for sale                                                      (6,474)                 (1,972)
     Proceeds from loan sales                                                                   8,028                   1,791
     Gain on sales of loans                                                                        --                    (48)
     Net realized gains on available for sale securities                                         (23)                    (12)
     Net accretion on securities                                                                 (39)                   (102)
     Increase (decrease) in deferred loan fees                                                     45                    (89)
     Net decrease (increase) in premium on loans purchased                                        531                   (317)
     Decrease (increase) in accrued income and other assets                                        42                   (636)
     Increase in accrued expenses and other liabilities                                           778                   1,005
     Gain on sale of foreclosed real estate                                                       (1)                    (15)

  Net cash provided by operating activities                                                     4,502                   1,654

CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease (increase) in Federal funds sold                                                    19,243                (37,516)
  Purchases of available for sale securities                                                 (15,255)                (11,308)
  Proceeds from maturities of available for sale securities                                    11,670                   6,350
  Proceeds from prepayments of principal on securities                                            874                      97
  Proceeds from sales of available for sale securities                                            505                   1,031
  Net increase on other securities                                                                (7)                     (5)
  Net increase in loans                                                                       (8,018)                 (4,902)
  Purchases of loans                                                                               --                 (5,607)
  Net purchases of premises and equipment                                                       (768)                   (246)
  Proceeds from sale of foreclosed real estate                                                    381                     755

  Net cash provided (used) by investing activities                                              8,625                (51,351)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (decrease) increase in total deposits                                                  (19,688)                  43,330
  Net increase in securities sold under agreements to repurchase                                3,429                   8,577
  Net proceeds from sale or issuance of common stock                                               35                      --

  Net cash (used) provided by financing activities                                           (16,224)                  51,907

Net (decrease) increase in cash and due from banks                                            (3,097)                   2,210
Cash and due from banks at beginning of period                                                 12,280                  10,759

Cash and due from banks at end of period                                                      $ 9,183                 $12,969

Interest paid                                                                                 $ 4,874                $  4,562
Income taxes paid                                                                                  62                      26
Loans transferred to foreclosed real estate                                                       304                     800

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)


(in thousands)
Nine Months Ended                                                 Comprehensive     Accumulated
September 30, 1999                                 Total             Income           Deficit
Beginning balance                                  $ 20,712                       $ (5,484)
Exercise of management stock options                     35
Comprehensive income:
   Net income                                           710             710            710
   Other comprehensive income, net of tax
     Unrealized gains (losses)on securities
      available for sale                             (1,028)         (1,028)
                                                                     -------
Comprehensive income                                                   (318)
                                                   ---------         =======       --------
Ending balance                                     $ 20,429                        $(4,774)
                                                   =========                       ========
Nine Months Ended
September 30, 1998

Beginning balance                                  $ 19,182                        $(6,910)

Comprehensive income:
  Net income                                            993             993            993
  Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
     available for sale                                 239             239
                                                                      -----
Comprehensive income                                                  1,232
                                                   --------           =====        --------
Ending balance                                     $ 20,414                        $(5,917)
                                                   ========                        ========


(in thousands)                                    Accumulated Other
Nine Months Ended                                  Comprehensive          Common        Paid-in
September 30, 1999                                    Income               Stock        Capital
Beginning balance                                  $    294               $   109       $25,793
Exercise of management stock options                                            4            31
Comprehensive income:
   Net income
   Other comprehensive income, net of tax
     Unrealized gains (losses)on securities
      available for sale                             (1,028)

Comprehensive income
                                                   ---------              -------       -------
Ending balance                                     $   (734)              $   113       $25,824
                                                   =========              =======       =======
Nine Months Ended
September 30, 1998

Beginning balance                                  $    190               $   109       $25,793

Comprehensive income:
  Net income
  Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
     available for sale                                 239

Comprehensive income
                                                   --------               -------       -------
Ending balance                                     $    429               $   109       $25,793
                                                   ========               =======       =======


                            SUBURBAN BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

            The accompanying unaudited consolidated financial statements, which include the accounts of Suburban Bancshares, Inc. ("Bancshares" or "the Company") and its wholly-owned subsidiary, Suburban Bank of Maryland ("Suburban Maryland"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles. All adjustments which, in the opinion of management, are necessary to a fair presentation of the results for the interim periods presented have been made; all of these adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

            Reference should be made to the Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, which contain the Company's accounting policies and other data.

NOTE B - INVESTMENT SECURITIES

            The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1999 (in thousands):

                                                     Amortized Cost      Gross Unrealized Gains
U.S. Treasury notes                                        $  1,199                      $    7
Federal agencies                                             34,209                          63
Mortgage-backed obligations of federal agencies              10,006                          --
Federal Home Loan Bank stock                                    657                          --
Other                                                         1,569                           6

Total investment securities                                 $47,640                         $76

                                                    Gross Unrealized Losses         Estimated Fair Value
U.S. Treasury notes                                             $        --                     $  1,206
Federal agencies                                                      (860)                       33,412
Mortgage-backed obligations of federal agencies                       (379)                        9,627
Federal Home Loan Bank stock                                             --                          657
Other                                                                  (33)                        1,542

Total investment securities                                       $ (1,272)                      $46,444

           The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1998 (in thousands):

                                                                       Amortized Cost  Gross Unrealized Gains
U.S. Treasury notes                                                          $  1,448                   $  30
Federal agencies                                                               38,381                     512
Mortgage-backed obligations of federal agencies                                 4,267                       8
Other                                                                           1,268                      21

Total securities available for sale                                           $45,364                    $571

                                                                      Gross Unrealized Losses     Estimated Fair Value
U.S. Treasury notes                                                                     $   0                 $  1,478
Federal agencies                                                                         (77)                   38,816
Mortgage-backed obligations of federal agencies                                          (14)                    4,261
Other                                                                                     (1)                    1,288

Total securities available for sale                                                    $ (92)                  $45,843

           The amortized cost and estimated fair value for securities at September 30, 1999, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.


In thousands                                                  Amortized Cost         Estimated Fair Value
Due in one year or less                                             $  6,383                     $  6,406
Due after one year through 5 years                                    25,009                       24,483
Due after 5 years through 10 years                                     6,242                        5,928
Due after 10 years                                                        --                           --
Mortgage-backed securities                                            10,006                        9,627

Total                                                                $47,640                      $46,444

           Sales of securities in the nine months ended September 30, 1999 resulted in profits of $23,000; in the nine months ended September 30, 1998 sales of securities resulted in profits of $12,000. The net unrealized holding loss on available for sale securities, which is included in accumulated other comprehensive income and shown as a separate component of shareholders' equity in the accompanying Consolidated Balance Sheets, was $734,000 at September 30, 1999; an unrealized gain of $294,000 was reported at December 31, 1998.

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

           Information with respect to impaired loans is as follows:

                                                                               September 30,              December 31,
in thousands                                                                        1999                      1998
Impaired loans with a valuation allowance                                               $848                 $   1,160
Impaired loans without a valuation allowance                                              --                        --
                                                                                      ------                 ---------

Total impaired loans                                                                     848                     1,160

Allowance for credit losses related to impaired loans                                    157                       135
Allowance for credit losses related to other than impaired loans                       1,489                     1,389
                                                                                       -----                     -----

Total allowance for credit losses                                                     $1,646                    $1,524

Average impaired loans for the period                                                   $880                    $1,569
Interest income on impaired loans recognized on the cash basis                            --                        --

           The provision for loan losses is determined by analyzing the status of individual loans, reviewing historical loss experience and reviewing the delinquency of principal and interest payments where pertinent. Management believes that uncollectible amounts have been charged off and that the allowance is adequate to cover losses inherent in the portfolio at September 30, 1999. Increases and decreases in the allowance include changes in the measurement of impaired loans.

           Activity in the allowance for losses is summarized as follows:

                                        Nine Months Ended
in thousands                              September 30,
                                     ----------------------------------------
                                              1999                    1998
                                     ----------------------------------------
Balance at beginning of period             $ 1,524                    $1,473
Provision for loan losses                      369                       315
Loans charged off                            (288)                     (424)
Recoveries                                      41                        88
                                     ----------------------------------------

Balance at end of period                   $ 1,646                    $1,452
                                     ========================================

NOTE D - FORECLOSED REAL ESTATE

           Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

           The following schedule presents a breakdown, by type of property, of foreclosed real estate:

                                                   September 30,         December 31,
in thousands                                            1999                1998
                                                   -------------------------------------
Commercial property                                       $  401                    $562
Commercial land                                               60                      60
                                                   -------------------------------------

Total                                                       $461                     622
  Allowance for losses                                        (3)                    (87)
                                                   -------------------------------------

ESTIMATED FAIR VALUE                                        $458                    $535
                                                   =====================================

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

           Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

           As of September 30, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

           The actual capital amounts and ratios for the Company and the Bank are presented in the table below:

                                                                                                            TO BE WELL CAPITALIZED
                                                                                     FOR CAPITAL
                                                             ACTUAL               ADEQUACY PURPOSES

$ in thousands                                         AMOUNT        RATIO      AMOUNT        RATIO            AMOUNT        RATIO
As of September 30, 1999:
     Total capital (to risk-weighted assets):
          Company                                    $22,809       17.01%       $10,727        8.00%      $13,409       10.00%
          Suburban Bank of Maryland                   18,310       13.88         10,553        8.00        13,191       10.00
     Tier 1 capital (to risk-weighted assets):

          Company                                     21,163       15.78          5,354        4.00         8,045        6.00
          Suburban Bank of Maryland                   16,664       12.63          5,276        4.00         7,915        6.00
     Tier 1 capital (to average assets):

          Company                                     21,163        9.73          8,704        4.00        10,880        5.00
          Suburban Bank of Maryland                   16,664        7.79          8,561        4.00        10,701        5.00

As of December 31, 1998:

     Total capital (to risk-weighted assets):

          Company                                    $21,583       16.65%       $10,371        8.00%      $12,964       10.00%
          Suburban Bank of Maryland                   16,914       13.23         10,226        8.00        12,783       10.00
     Tier 1 capital (to risk-weighted assets):

          Company                                     20,058       15.47          5,186        4.00         7,779        6.00
          Suburban Bank of Maryland                   15,390       12.04          5,113        4.00         7,670        6.00
     Tier 1 capital (to average assets):

          Company                                     20,058        9.13          8,791        4.00        10,988        5.00
          Suburban Bank of Maryland                   15,390        7.05          8,738        4.00        10,922        5.00

NOTE F - CONTINGENT LIABILITIES

           In addition to contingent liabilities the Company incurs in the normal course of business, the Bank is involved in litigation for the recovery of premium paid for a loan that the Bank later discovered was in default at the time of purchase. The maximum amount of the contingent liability is $165,000; the minimum, full recovery. As of November 3, 1999, a court date has not yet been established.

NOTE G - OTHER EVENTS

           On September 28, 1999, Suburban Bancshares, Inc. ("Suburban"), the bank holding company for Suburban Bank of Maryland, Greenbelt, Maryland, entered into a Plan and Agreement to Merge (the "Merger Agreement"), pursuant to which Suburban will be merged into Columbia Bancorp, Inc., the bank holding company for Columbia Bank, Columbia, Maryland (the "Merger"). The Merger is intended to be a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling-of-interests.

           Under the Merger Agreement, each share of Suburban common stock outstanding immediately prior to the effective time of the Merger will be converted into 0.2196 shares of Columbia common stock (rounded to the nearest hundredth of a share, with cash being paid in lieu of fractional shares interests). The conversion ratio is subject to increase, but not decrease, to the extent necessary to cause the value of the Columbia shares into which each share of Suburban common stock shall have been converted to be $3.00 per share (based on the mean of the daily high and low trade prices of Columbia common stock for the 10 trading days ending on the trading date that is three days before the Effective Date, or, if there are no trades, the daily high bid and low asked prices, reported on NASDAQ), provided that the adjusted conversion ratio may not exceed 0.2338 shares of Columbia common stock per share of Suburban common stock. Options to purchase Suburban common stock outstanding at the effective time of the Merger will be converted as to each whole share subject to such option into a proportionally adjusted option to purchase, for the same aggregate exercise price, the number of whole shares of Suburban common stock subject to the option multiplied by the conversion ratio.

           Consummation of the Merger is subject to various conditions, including (i) the approval of the shareholders of Suburban and Columbia, (ii) the approval of the appropriate state and federal bank regulators and other governmental agencies, (iii) the receipt of a letter from Columbia's independent auditors that the Merger will qualify for pooling-of-interests accounting treatment, (iv) the receipt of an opinion of counsel that the Merger will be treated for federal tax purposes as a tax free reorganization for federal income tax purposes, and (v) other customary conditions to closing.

           In connection with the Merger Agreement, Suburban and Columbia entered into an option agreement which provides Columbia with the right to purchase up to 19.9% of Suburban's common stock at an exercise price of $2.313 (subject to adjustment in certain circumstances), upon the occurrence of certain events described in the option agreement. Suburban and Columbia also entered into a substantially identical option agreement which provides Suburban the right to purchase up to 9.9% of the Columbia common stock at an exercise price per share of $13.063 (subject to certain circumstances), upon the occurrence of certain events described in the option agreement. The options were grated by each of Suburban and Columbia as a condition to the other party's entering into the Merger Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following commentary provides an overview of the financial condition and significant changes in the results of the operations of Suburban Bancshares, Inc. and its subsidiary ("Bancshares" or "the Company") for the nine months ended September 30, 1999 and 1998. Throughout this review the subsidiary of Suburban Bancshares, Inc., Suburban Bank of Maryland, is referred to as "Suburban Maryland" or "the Bank". This discussion should assist readers in their analysis of the accompanying consolidated financial statements.

OVERVIEW

           Suburban Bancshares, Inc. reported earnings of $710,000 for the nine months ending September 30, 1999, a decrease of $283,000, or 28.5%, from $993,000 reported for the same period of 1998. This earnings decline is attributed to a declining net interest margin and the implementation of planned infrastructure enhancements in the second quarter of 1999.

           Total assets were $222.8 million at September 30, 1999, a $7.0 million, or 3.1%, decrease from $229.8 million at September 30, 1998. Assets have declined since December 31, 1998, $15.8 million, or 6.6%. Loans have increased $13.5 million, or 10.9%, since September 30, 1998 and $5.3 million, or 4.1%, since year-end 1998, reaching $137.0 million at the end of the third quarter of 1999. Deposits, at $187.7 million, rose 4.3% since September 30, 1998 and have fallen 9.5% since December 31, 1998.

           Average assets were $214.6 million for the first nine months of 1999, $24.0 million, or 12.6%, above average assets of $190.6 million for the same period of 1998. Average earning assets rose $23.2 million, or 13.3%, and average deposits rose $18.7 million, or 11.4%.

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

           Net interest income rose $179,000, or 3.1%, from $5,792,000 for the first nine months of 1998 to $5,971,000 in 1999, the net result of higher loan and deposit volume which offset a falling net interest margin.

           The net interest margin represents the Company's net yield on its earning assets and is calculated as net interest income divided by average earning assets. In the first nine months of 1999, the net interest margin was 4.02%, falling 40 basis points from 4.42% in the same period of 1998, the result of a drop of 79 basis points in the yield on loans and a 34 basis point drop in the yield for invested funds, while funding costs declined only 26 basis points.

           Changes in the volume of earning assets and interest-bearing funds impact both interest income and interest expense. Both total average earning assets and total average interest-bearing funds rose in the nine months of 1999 as compared to 1998. Average earning assets rose $23.2 million, or 13.3%, from $175.2 million in 1998 to $198.4 million in 1999, and average interest-bearing funds increased $16.2 million, or 11.6%, from $140.1 million to $156.3 million for the same periods. Because the amount of growth in earning assets exceeded the growth in interest-bearing funds, the level of net interest income increased.

           Combined changes in interest rates received on earning assets and paid on funding sources negatively affected the net interest margin in the first nine months of 1999. The yield on earning assets fell in 1999 to 7.28% from 7.93% in 1998, as loan yields dropped to 8.06% from 8.85%. The lower yield on loans was the combined effect of competitive factors in our market, a lower interest rate environment overall after market rates declined in the last quarter of 1998, and a lower rate earned on a portfolio of the guaranteed portion of SBA loans. This pool, averaging $17,169,000 in 1999, represents 13.0% of the average loan portfolio, and because of the reduced risk associated with the pool, the yield is less than loans without the backing of a government guarantee. That yield was further reduced in the first nine months of 1999, as payoffs in the portfolio resulted in elimination of purchase premiums, which directly impacts the margin. The yield on the investment portfolio fell only 40 basis points as maturing dollars were reinvested at lower yields, while extending the overall portfolio maturity, and the return on Federal funds dropped 66 basis points on average compared to the first nine months of 1998. A slight decrease in the cost of funds helped to mitigate the falling margin, as rates paid for funds declined to 3.36% for 1999 from 3.62% in 1998, a 26 basis point drop, primarily the result of falling market rates and increasing noninterest-bearing deposits.

           Changes in the mix of both earning assets and funding sources also impacted net interest income in the first nine months of both 1999 and 1998. Average loans as a percentage of average earning assets decreased from 67.0% in 1998 to 66.6% in 1999; average investments rose from 18.9% to 24.3%. Short-term investments, Federal funds sold, fell from 14.1% of earning assets to 9.0%. The impact of the shift to a lower percentage of loans in earning assets was significant, though slight, because loans are typically the highest yielding earning asset and a drop in the percentage will result in a lower yield on earning assets. Changes in the mix of interest-bearing funds were also significant as funds shifted to higher-cost deposits from lower-cost interest-bearing transaction accounts. Time deposits rose $8.6 million, from 25.5% of funding sources to 27.0% in 1999, and checking and money market deposits fell from 38.7% to 35.1%; both of these changes in deposit composition resulted in an increase in the cost of funds, offsetting falling rates. Growth of $6.5 million, or 22%, in noninterest-bearing deposits also helped to mitigate the impact of the shift to higher cost deposits.

           In the three months ended September 30, 1999, net interest income was $2,125,000, $94,000 or 4.6% above the $2,031,000 recorded for the third quarter of 1998. This improvement was also the result of volume increases, mitigated by lower yields.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)


Nine Months Ended September 30,                                                       1999
                                                                                                   AVERAGE
                                                                  AVERAGE                          YIELD
ASSETS                                                            BALANCE           INTEREST       OR RATE
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                                             $132,193           $7,971           8.06%
 Investment securities                                               48,300            2,181           6.04%
 Fed funds sold and other deposits                                   17,934              658           4.91%

Total interest-earning assets                                       198,427           10,810           7.28%

Noninterest-earning assets:
 Cash and due from banks                                             10,303
 Bank property and equipment                                          1,856
 Other assets                                                         5,638
 Less: Allowance for loan losses                                    (1,672)

Total noninterest-earning assets                                     16,125

TOTAL ASSETS                                                       $214,552
-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                                          $67,533         $  1,722           3.41%
 Savings                                                             27,165              802           3.95%
 Time deposits                                                       51,930            2,049           5.28%
 Securities sold under repurchase agreements                          9,651              266           3.69%

Total interest-bearing liabilities                                  156,279            4,839           4.14%

Noninterest-bearing deposits                                         36,262

Total funding sources                                               192,541            4,839           3.36%

Other liabilities                                                     1,358

TOTAL LIABILITIES                                                   193,899

Shareholders' equity                                                 20,653


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $214,552
-----------------------------------------------------------------------------------------------------------------

Net interest income

Net interest spread                                                                   $5,971           3.92%

Net interest margin                                                                                    4.02%


Nine Months Ended September 30,                                                   1998
                                                                                                AVERAGE
                                                                AVERAGE                         YIELD
ASSETS                                                          BALANCE         INTEREST        OR RATE
----------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                                         $117,358          $7,765           8.85%
 Investment securities                                           33,154           1,598           6.44%
 Fed funds sold and other deposits                               24,687           1,028           5.57%

Total interest-earning assets                                   175,199          10,391           7.93%

Noninterest-earning assets:
 Cash and due from banks                                          9,738
 Bank property and equipment                                      1,716
 Other assets                                                     5,436
 Less: Allowance for loan losses                                (1,489)

Total noninterest-earning assets                                 15,401

TOTAL ASSETS                                                   $190,600
----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                                      $65,633       $   1,763           3.59%
 Savings                                                         25,468             873           4.58%
 Time deposits                                                   43,368           1,791           5.52%
 Securities sold under repurchase agreements                      5,609             172           4.11%

Total interest-bearing liabilities                              140,078           4,599           4.39%

Noninterest-bearing deposits                                     29,726

Total funding sources                                           169,804           4,599           3.62%

Other liabilities                                                 1,070

TOTAL LIABILITIES                                               170,874

Shareholders' equity                                             19,726


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $190,600
----------------------------------------------------------------------------------------------------------

Net interest income                                                              $5,792

Net interest spread                                                                               4.31%

Net interest margin                                                                               4.42%

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

           In the first nine months of 1999, the provision for loan losses was $369,000. Loans charged off totaled $288,000 and recoveries were $41,000. In the same period of 1998, the provision was $315,000, loans charged off were $424,000 and recoveries totaled $88,000. The provision in the third quarter of 1999 was $105,000, a decrease of $15,000 over the $120,000 recorded in the same period of 1998, primarily the result of decreasing problem loans.

NONINTEREST INCOME

           Noninterest income rose $73,000, or 10.1%, in the first nine months of 1999 to $795,000 from $722,000 in the same period of 1998. Fees for the origination of mortgage loans, a new service offered in 1998, account for $68,000 of the increase, a gain on the sale of investment securities added $23,000, and NSF fees have declined. In the three months ended September 30, 1999, noninterest income was $229,000, $41,000 or 15.2% lower than the same period of 1998.

NONINTEREST EXPENSES

           Noninterest expenses increased $678,000, or 14.6%, in the first nine months of 1999 as compared to the same period of 1998, from $4,652,000 to $5,330,000. Salaries and benefits increased, the result of merit increases and staffing for the new branch in Beltsville. Expenses associated with the conversion to a new computer services vendor and the installation of a wide-area network in the second quarter pushed other expenses higher, adding $140,000 in one-time charges. In the third quarter of 1999, noninterest expenses were $1,859,000, $243,000 or 15.0% above the $1,616,000 recorded for the same three-month period in 1998.

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

           The recorded investment in loans that were considered impaired was $848,000 and $1,160,000 at September 30, 1999 and December 31, 1998,
respectively, a decrease of $312,000, primarily the result of charge-offs.

           Real estate acquired through foreclosure or deed in lieu of foreclosure is carried at fair value less estimated selling costs, based upon current market conditions and expected cash flows. Foreclosed real estate was $458,000 at September 30, 1999 and $535,000 at December 31, 1998.

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

           The allowance for loan losses was $1,646,000 at September 30, 1999, an increase of $122,000 from $1,524,000 at December 31, 1998. Activity in the allowance for loan losses during the first nine months of 1999 included recoveries of $41,000, charge-offs of $288,000, and a provision for future losses of $369,000.

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

           Core deposits normally provide a stable source of liquidity for the Company. These core deposits are composed of noninterest checking accounts, interest checking and money market accounts, and savings and individual retirement accounts. This core deposit base represented 75.5% of total funding sources at September 30, 1999, compared to 73.4% at the end of 1998. Another indicator of adequate liquidity is the level of readily marketable assets. As the core deposit base was rising, these liquid assets, securities available for sale, overnight federal funds and the guaranteed portion of SBA loans in the loan portfolio, declined to 41.6% of total assets at September 30, 1999 from 48.6% at December 31, 1998, as overnight investments dropped while loan volume increased. The relatively small changes in core deposits and marketable assets are indicative of the stability of the liquidity they provide.

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

           One method of measuring the Company's interest rate sensitivity is the "gap" report, which measures the mismatch in repricing between interest-sensitive assets and liabilities and provides a general indication of the interest sensitivity of the balance sheet at a point in time. By limiting the size of the gap position, the Company can limit the net interest income at risk arising from pricing imbalances. The gap schedule that follows reflects the earlier of the maturity or repricing dates for various interest-earning assets and interest-bearing liabilities at September 30, 1999:

                                                                  Interest Rate Sensitivity Analysis

                                                           3 months or    Over 3 months          Over 1 year
in thousands                                                  less         to 1  year             to 5 years
Interest-earning assets:
   Federal funds sold and other deposits                       $23,850               $      --          $     --
   Investment securities available for sale                      8,108                   9,564            18,614
   Loans (1)                                                    61,033                  18,724            35,745
      Total interest-earning assets                             92,991                  28,288            54,359
Cumulative rate sensitive assets                                92,991                 121,279           175,638

Interest-bearing liabilities:
   Interest checking deposits                                 $ 12,581                $     --          $     --
   Money market deposits                                        57,821                      --                --
   Savings deposits                                             26,669                      --                --
   Time deposits                                                37,516                   6,233             6,595
   Securities sold under repurchase agreements                  12,952                      --                --
      Total interest-bearing liabilities                       147,539                   6,233             6,595
Cumulative rate sensitive liabilities                          147,539                 153,772           160,367

GAP $                                                        $(54,548)              $   22,055           $47,764
CUMULATIVE GAP                                                (54,548)                (32,493)            15,271
CUMULATIVE GAP TO TOTAL ASSETS                                 -24.48%                 -14.58%             6.85%

                                                                                 Interest Rate Sensitivity Analysis

                                                                                      Over 5
in thousands                                                                           years            Total
Interest-earning assets:
   Federal funds sold and other deposits                                              $       --          $ 23,850
   Investment securities available for sale                                               10,158            46,444
   Loans (1)                                                                              21,341           136,843
      Total interest-earning assets                                                       31,498           207,137
Cumulative rate sensitive assets                                                         207,137

Interest-bearing liabilities:
   Interest checking deposits                                                          $      --          $ 12,581
   Money market deposits                                                                      --            57,821
   Savings deposits                                                                           --            26,669
   Time deposits                                                                              --            50,344
   Securities sold under repurchase agreements                                                --            12,952
      Total interest-bearing liabilities                                                      --           160,367
Cumulative rate sensitive liabilities                                                    160,367

GAP $                                                                                    $31,498
CUMULATIVE GAP                                                                            46,769           $46,769
CUMULATIVE GAP TO TOTAL ASSETS                                                            20.99%            20.99%

(1) Excludes net deferred fees $67.

           The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. The Company has assumed that its savings, interest checking and money market accounts reprice daily and that investment securities with call options will be called. At September 30, 1999, the Company's one-year interest sensitivity gap (the difference between the amount of interest-earning assets anticipated by the Company, based on certain assumptions, to mature or reprice within one year and the amount of interest-bearing liabilities anticipated by the Company, based on certain assumptions, to mature or reprice within one year) as a percentage to total assets was negative 14.58%. This negative gap position means that the Company had $32,493,000 more liabilities than assets repricing within one year. At December 31, 1998 the gap as a percentage of assets was positive 1.83%. A negative gap generally indicates that in a period of rising interest rates, the Company's net interest income may be adversely affected. Conversely, in a declining interest rate environment, the Company's net interest income may improve.

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

           The Asset/Liability Committee has established limits or guidelines on earnings and economic value at risk and monitors the Company's performance against these guidelines, as well as peer results, on a quarterly basis. The Company's policy is to limit the percentage change in annual net interest income to -15% and in economic value to -20% from an immediate and sustained parallel shift in interest rates of 200 basis points. As of June 30, 1999, the most recent date the information is available, the estimated sensitivity profile for the Company was as follows:

                                          Immediate Change in Rates                Policy Limitation

                                            +200BP           -200BP
                                            ------           ------
Net interest income at risk                       5.9%                -5.9%                 -15%

Economic value at risk                            0.4%                -5.2%                 -20%

Based on the mix of assets and liabilities and the current interest rate environment, management does not believe there has been a significant change in the third quarter of 1999.

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

CAPITAL RESOURCES AND ADEQUACY

           Shareholders' equity decreased $283,000, or 1.4%, in the first nine months of 1999 to $20,429,000 at September 30, 1999 from $20,712,000 at December 31, 1998. Earnings of $710,000 and a decrease of $1,028,000 in the accumulated other comprehensive income accounted for most of the change in equity; the exercise of management stock options contributed $35,000.

           A combination of a leverage capital ratio and risk-based capital ratios is used to categorize banks as well capitalized, adequately capitalized, or under capitalized financial institutions under the guidelines established by FDICIA. A financial institution is considered "well capitalized" if it has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a leverage ratio of 5% or greater and it is not subject to a written agreement, order or directive. At December 31, 1998 and September 30, 1999, the Company was considered to be a well capitalized financial institution.

           One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At September 30, 1999, the Company reported at Tier 1 risk-based capital ratio of 15.78% and a ratio of 17.01% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

           Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1999, the leverage capital ratio for the Company was 9.73%.

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

The assessment phase included an inventory and physical date rollover testing of all computer hardware, and an identification of other systems or functions that may be impacted by the date change. The Company has moved aggressively to verify with third-party vendors and service providers that software and non-IT systems are, or will be, Year 2000 compliant, and has completed 100% of the process of internal testing of critical systems. Critical systems include communication with the Federal Reserve via Fedline, the computer system and item processing system, both of which are provided by the third party servicers, and the wide-area network supporting communications between offices. Non-critical systems that have been tested for date transition include ATMs, payroll, accounts payable, internal telephone systems and general operational hardware such as fax machines, postage meters, and copiers, some of which required software enhancements and some, replacements.

As a result of the Company's completed migration to new data processing and item processing providers in May 1999, and the enhancement of our inter-branch communication network through a wide-area network, the hardware replacement costs resulting from date recognition failure have been replaced by equipment costs for support of the new network environment. Costs related to the migration were approximately $260,000, to be amortized over the life of each of the contracts, and costs associated with the installation of the wide-area network totaled approximately $380,000, which will be depreciated over its useful life. A one-time de-conversion charge plus annual costs of the new systems resulted in a charge to income of approximately $150,000 in 1999 (most of which was recorded in the second quarter of 1999), and will not materially impact the results of operations in this year or future years. The Company has been assured that the new systems are Year 2000 compliant; we have tested the wide-area network, and we have used proxy-testing for the systems provided by third party servicers to verify their readiness. A third-party review of the proxy testing for Y2K compliance was issued for the data processing system; the report was very favorable, showing a 99% success rate. Proxy testing on the item processing system is complete, with the system performing as expected.

In addition, an ongoing awareness campaign has been implemented to inform customers and shareholders of the potential problem and its implications, and our employees are kept informed of the issue and of our progress toward minimizing its impact. Our customers and shareholders have been and will continue to be informed of our preparedness, and will be kept aware of developments in the industry during the remaining months of 1999.

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

                               Exhibit #  Description

                               11.0       Computation of per share earnings

                               27.0       Financial Data Schedule

                     (b) Our report on Form 8K was filed on September 28, 1999 relating to the announcement that Suburban Bancshares, Inc. and Columbia Bancorp, Inc. had entered into a Plan and Agreement to Merge pursuant to which Suburban will be merged into Columbia Bancorp, Inc.

                                   SIGNATURES

           Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUBURBAN BANCSHARES, INC.
                                                 (Registrant)

Date:   November 5, 1999                         Stephen A. Horvath
        ----------------                         -------------------------------
                                                 Stephen A. Horvath
                                                 President and Chief Operating
                                                 Officer

Date:   November 5, 1999                         Sibyl S. Malatras
        ----------------                         -------------------------------
                                                 Sibyl S. Malatras
                                                 Senior Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)