Form 10-Q/A
period 1999-03-31
SUBURBAN BANCSHARES INC
filed 2000-02-10
CIK 768177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED           MARCH 31, 1999
                 -------------------------------------------------------------


COMMISSION FILE NUMBER      0-16595
                      --------------------------------------------------------



                                       SUBURBAN BANCSHARES, INC.
-------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

        DELAWARE                                                       54-1319441
---------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

        7505 GREENWAY CENTER DRIVE, GREENBELT, MARYLAND                    20770
----------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                               (301)474-6694
----------------------------------------------------------------------------------------------
                             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

----------------------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

          YES   X                             NO
               ---                               ---
COMMON STOCK $.01 PAR VALUE                   OUTSTANDING AT MAY 3, 1999
---------------------------                   --------------------------
        (CLASS)

                                               11,301,218 SHARES
                                              --------------------

                            SUBURBAN BANCSHARES, INC.
                                S.E.C. FORM 10-Q

                                 MARCH 31, 1999



PART  I.  FINANCIAL INFORMATION                                                               PAGE NO.
-------------------------------                                                               --------
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
                  CONSOLIDATED BALANCE SHEETS MARCH 31, 1999 (UNAUDITED)
                  AND DECEMBER 31, 1998 (AUDITED)                                                   3

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998                              4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998                              5

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (UNAUDITED) THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998                  6



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        7-10



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10-17

PART II.  OTHER INFORMATION
---------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                         17


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

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                                 March 31,        December 31,
(in thousands)                                                                                       1999                1998
                                                                                               (unaudited)           (audited)
ASSETS

Cash and due from banks                                                                          $  13,295           $  12,280
Federal funds sold                                                                                  31,500              43,093
Investment securities available for sale                                                            51,691              45,843

Loans held for sale                                                                                    466               1,814

Loans                                                                                              127,468             129,885
  Less: Allowance for loan losses                                                                   (1,600)             (1,524)
Loans, net                                                                                         125,868             128,361

Premises and equipment, net                                                                          1,631               1,683
Foreclosed real estate                                                                                 364                 535
Accrued interest receivable                                                                          1,385               1,387
Deferred income taxes                                                                                2,851               2,474
Other assets                                                                                         1,358               1,096

TOTAL ASSETS                                                                                      $230,409            $238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

  Noninterest-bearing deposits                                                                   $  34,361           $  37,507
  Interest-bearing deposits                                                                        163,552             169,873
    Total deposits                                                                                 197,913             207,380

Securities sold under repurchase agreements                                                         10,603               9,523

Accrued expenses and other liabilities                                                                 860                 951

Total liabilities                                                                                  209,376             217,854

Commitments and contingent liabilities                                                                  --                  --


Shareholders' equity:

  Preferred stock, $.01 par value; 1,000,000 shares authorized;
   no shares issued or outstanding                                                                      --                  --
  Common stock, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding:
11,301,218 at March 31, 1999 and 10,951,218 at December 31, 1998                                       113                 109
  Paid-in capital - stock options                                                                        0                 534
  Additional paid-in capital                                                                        25,953              25,259
  Accumulated deficit                                                                               (5,007)             (5,484)
  Accumulated other comprehensive income (loss)                                                        (26)                294
Total shareholders' equity                                                                          21,033              20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $230,409            $238,566

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



 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(in thousands)                                                                                 Accumulated
                                                                                                  Other
Three Months Ended                                         Comprehensive     Accumulated      Comprehensive    Common     Paid-in
March 31, 1999                                 Total          Income           Deficit           Income         Stock      Capital
Beginning balances as previously
  reported                                        $20,712                           $(5,484)         $294       $109     $25,793
Adjustment for prior year's one-time
  recognition of a deferred tax asset
  associated with deferred compensation
     expense                                          181                                181
                                              -----------                           --------       ------      ------     ------
Beginning balances as restated                    $20,893                           $(5,303)         $294       $109     $25,793
Exercise of stock options                             164                                                          4         160
Comprehensive income:
 Net income                                           296                296             296
 Other comprehensive income, net of tax
 Unrealized gains (losses)on securities
  available for sale                                 (320)              (320)                        (320)
                                                                    ---------
Comprehensive income                                                     (24)
                                                  --------            =======        --------       ------       ---     -------
Ending balances                                   $21,033                            $(5,007)        $(26)       113     $25,953
                                                  ========                           ========       =======      ===     =======

Three Months Ended
March 31, 1998

Beginning balances                                $19,182                            $(6,910)        $190       $109     $25,793
                                                  --------                           --------       ------     -----     -------
Comprehensive income:
 Net income                                           295                 295            295
                                                                      -------
 Other comprehensive income, net of tax
 Unrealized gains (losses) on securities
   available for sale                                  (9)                 (9)                         (9)
                                                                      -------
Comprehensive income                                                      286
                                                 --------            ========       ---------      ------      -----     -------
Ending balances                                   $19,468                            $(6,615)        $181       $109     $25,793
                                                 ========                            ========     =======     ======     =======


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


In thousands                                       Amortized Cost    Estimated Fair Value
Due in one year or less                                  $  5,868                $  5.921
Due after one year through 5 years                         27,687                  27,748
Due after 5 years through 10 years                          8,238                   8,145
Due after 10 years                                             --                      --
Mortgage-backed securities                                  9,940                   9,877

Total                                                     $51,733                 $51,691

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

         Activity in the allowance for losses is summarized as follows:


                                                                Three Months Ended
in thousands                                                      March 31, 1999
                                                                ------------------------
Balance at beginning of period                                                  $ 1,524
Provision for loan losses                                                            75
Loans charged off                                                                   (10)
Recoveries                                                                           11
                                                                ------------------------
Balance at end of period                                                        $ 1,600
                                                                ========================




NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate:


in thousands                                March 31, 1999          December 31, 1998
                                        --------------------------------------------------
Commercial property                                     $  202                       $562
Residential property                                       105                         --
Commercial land                                             60                         60
                                        ---------------------------------------------------
Total                                                     $367                        622
  Allowance for losses                                      (3)                       (87)
                                        ---------------------------------------------------
ESTIMATED FAIR VALUE                                      $364                       $535
                                        ===================================================



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

         The actual capital amounts and ratios for the Company and the Bank are presented in the table below:


                                                                              FOR CAPITAL          TO BE WELL
                                                       ACTUAL                  ADEQUACY           CAPITALIZED
                                                                               PURPOSES
$ in thousands                                   AMOUNT        RATIO     AMOUNT        RATIO    AMOUNT        RATIO
As of March 31, 1999:
  Total capital (to risk-weighted assets):
       Company                                   $22,616       18.03%    $10,036       8.00%    $12,545       10.00%
       Suburban Bank of Maryland                  17,609       14.23       9,897       8.00      12,371       10.00
  Tier 1 capital (to risk-weighted assets):
       Company                                    21,048       16.78       5,018       4.00       7,527        6.00
       Suburban Bank of Maryland                  16,062       12.98       4,949       4.00       7,423        6.00
  Tier 1 capital (to average assets):
       Company                                    21,048        9.79       8,595       4.00      10,744        5.00
       Suburban Bank of Maryland                  16,062        7.58       8,472       4.00      10,590        5.00

As of December 31, 1998:
 Total capital (to risk-weighted assets):
       Company                                   $21,583       16.65%    $10,371       8.00%    $12,964       10.00%
       Suburban Bank of Maryland                  16,914       13.23      10,226       8.00      12,783       10.00
  Tier 1 capital (to risk-weighted assets):
       Company                                    20,058       15.47       5,186       4.00       7,779        6.00
       Suburban Bank of Maryland                  15,390       12.04       5,113       4.00       7,670        6.00
  Tier 1 capital (to average assets):
       Company                                    20,058        9.13       8,791       4.00      10,988        5.00
       Suburban Bank of Maryland                  15,390        7.05       8,738       4.00      10,922        5.00



NOTE F - ACCOUNTING CHANGES

         The Company restated its financial statements for the quarter ended March 31, 1999. The beginning of the year retained earnings and deferred tax assets were increased by $181,000 as a result of a correction of an error related to the 1996 one-time recognition of a deferred tax asset associated with deferred compensation expense. The effect would have increased 1996 income from $5,002,000 as originally reported to $5,183,000 and would have increased earnings per share from $0.44 as originally reported to $0.47. As a result of the exercise of non-qualified stock options during the first quarter of 1999, paid-in-capital and deferred tax assets were increased by $129,000.

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

         Total assets reached $230.4 million at March 31, 1999, a $16.3 million, or 7.6%, increase from $214.1 million at March 31, 1998. Assets have declined since December 31, 1998, $8.2 million, or 3.4%. Loans have increased $13.3 million, or 11.6%, since March 31, 1998 and have decreased $3.8 million, or 2.9%, since year-end 1998, reaching $127.9 million at the end of the first quarter of 1999. Deposits, at $197.9 million, rose 4.7% since March 31, 1998 and have fallen 4.6% since December 31, 1998.

         Average assets were $215.0 million for the first three months of 1999, $40.7 million, or 23.3%, above average assets of $174.3 million for the same period of 1998. Average earning assets rose $38.2 million, or 23.9%, and average deposits rose $33.4 million, or 22.2%.

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

                                                                              AVERAGE                                    AVERAGE
                                                  AVERAGE                     YIELD          AVERAGE                     YIELD
ASSETS                                            BALANCE       INTEREST      OR RATE        BALANCE       INTEREST      OR RATE
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                            $128,508        $2,511          7.92%      $111,758        $2,501         9.08%
 Investment securities                              47,633           712          6.06%        30,861           482         6.34%
 Fed funds sold and other deposits                  21,853           258          4.80%        17,216           237         5.58%

Total interest-earning assets                      197,994         3,481          7.13%       159,835         3,220         8.17%

Noninterest-earning assets:
 Cash and due from banks                            11,053                                      8,704
 Bank property and equipment                         1,662                                      1,714
 Other assets                                        5,835                                      5,599
 Less: Allowance for loan losses                    (1,567)                                    (1,505)

Total noninterest-earning assets                    16,983                                     14,693

TOTAL ASSETS                                      $214,977                                   $174,347
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:

 Checking and money market                         $69,942       $   579          3.35%       $62,141       $   551         3.59%
 Savings                                            26,734           261          3.96%        24,228           279         4.67%
 Time deposits                                      52,412           695          5.38%        37,385           504         5.47%
 Securities sold under repurchase agreements         8,820            77          3.56%         3,473            36         4.22%

Total interest-bearing liabilities                 157,908        1,612           4.14%       127,227         1,370         4.37%

Noninterest-bearing deposits                        34,879                                     26,766

Total funding sources                              192,787         1,612          3.39%       153,993         1,370         3.61%

Other liabilities                                    1,184                                        945

TOTAL LIABILITIES                                  193,971                                    154,938

Shareholders' equity                                21,006                                     19,409


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $214,977                                   $174,347
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $1,869                                       $1,850

Net interest spread                                                               3.74%                                     4.56%

Net interest margin                                                               3.83%                                     4.69%

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


                                                                           Interest Rate Sensitivity Analysis


                                                      3 months or     Over 3 months to    Over 1 year
in thousands                                              less             1 year          to 5 years    Over 5 years      Total

Interest-earning assets:
   Federal funds sold and other deposits              $   31,500          $       --        $     --     $      --
   Investment securities available for sale                7,617              12,172          21,285        10,617        $ 31,500
   Loans (1)                                              75,245              16,078          30,800         5,849          51,691
      Total interest-earning assets                      114,362              28,250          52,085        16,466         127,972
Cumulative rate sensitive assets                         114,362             142,612         194,697       211,163         211,163

Interest-bearing liabilities:
   Interest checking deposits                         $   14,890          $       --        $     --     $      --
   Money market deposits and savings deposits             95,945                  --              --            --        $ 14,890
   Time deposits                                          39,656               6,296           6,765            --          95,945
   Securities sold under repurchase agreements            10,603                  --              --            --          52,717
      Total interest-bearing liabilities                 161,094               6,296           6,765            --          10,603
Cumulative rate sensitive liabilities                    161,094             167,390         174,155       174,155         174,155

GAP $                                                 $  (46,732)         $   21,954        $ 45,320     $  16,466
CUMULATIVE GAP                                           (46,732)            (24,778)         20,542        37,008        $ 37,008
CUMULATIVE GAP TO TOTAL ASSETS                            -20.31%             -10.77%           8.93%        16.08%          16.08%



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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $321,000, or 1.5%, in the first three months of 1999 to $21,033,000 at March 31, 1999 from $20,712,000 at December 31,
1998. Earnings of $296,000 and a decrease of $320,000 in the accumulated other comprehensive income accounted for part of the change in equity. The exercise of management stock options contributed $164,000 to equity, and an adjustment for a prior year's one-time recognition of a deferred tax asset associated with deferred compensation expense contributed another $181,000.

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

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At March 31, 1999, the Company reported at Tier 1 risk-based capital ratio of 16.78% and a ratio of 18.03% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At March 31, 1999, the leverage capital ratio for the Company was 9.79%.

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

                                                     SUBURBAN BANCSHARES, INC.
                                                     (Registrant)

Date:   May 6, 1999                                  Stephen A. Horvath
        --------------------                         -----------------------------------------
                                                     Stephen A. Horvath
                                                     President and Chief Operating Officer

Date:   May 6, 1999                                  Sibyl S. Malatras
        --------------------                         ------------------------------------------
                                                     Sibyl S. Malatras
                                                     Senior Vice President and Chief Financial Officer
                                                     (Principal Financial Officer)
