Form 10-Q/A
period 1999-06-30
SUBURBAN BANCSHARES INC
filed 2000-02-10
CIK 768177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED                    JUNE 30, 1999
                ----------------------------------------------------------------
COMMISSION FILE NUMBER               0-16595
                      ----------------------------------------------------------

                           SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                                               54-1319441
---------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

 7505 GREENWAY CENTER DRIVE, GREENBELT, MARYLAND                     20770
-----------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

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

                        YES   X                           NO
                            ----                            ----
COMMON STOCK $.01 PAR VALUE                 OUTSTANDING AT AUGUST 3, 1999
---------------------------                 -----------------------------
        (CLASS)

                                                11,301,218 SHARES
                                             -----------------------

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

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                                                                                           June 30,    December 31,
                                                                                                               1999            1998
(in thousands)                                                                                          (unaudited)       (audited)

ASSETS

Cash and due from banks                                                                                   $  11,759       $  12,280
Federal funds sold                                                                                           20,378          43,093
Investment securities available for sale                                                                     48,564          45,843

Loans held for sale                                                                                             544           1,814

Loans                                                                                                       135,195         129,885
  Less: Allowance for loan losses                                                                            (1,775)         (1,524)
Loans, net                                                                                                  133,420         128,361

Premises and equipment, net                                                                                   2,177           1,683
Foreclosed real estate                                                                                          364             535
Accrued interest receivable                                                                                   1,368           1,387
Deferred income taxes                                                                                         3,139           2,474
Other assets                                                                                                  1,172           1,096

TOTAL ASSETS                                                                                               $222,885        $238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                                                            $  36,498       $  37,507
  Interest-bearing deposits                                                                                 150,080         169,873
    Total deposits                                                                                          186,578         207,380

Securities sold under repurchase agreements                                                                  10,725           9,523

Accrued expenses and other liabilities                                                                        4,918             951

Total liabilities                                                                                           202,221         217,854

Commitments and contingent liabilities                                                                           --              --


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding                  --              --
  Common stock, $.01 par value; 20,000,000 shares authorized; shares issued and outstanding:
         11,301,218 at June 30, 1999 and 10,951,218 at December 31, 1998                                        113             109
  Paid-in capital - stock options                                                                                 0             534
  Additional paid-in capital                                                                                 25,953          25,259
  Accumulated deficit                                                                                        (4,850)         (5,484)
  Accumulated other comprehensive income (loss)                                                                (552)            294
Total shareholders' equity                                                                                   20,664          20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                 $222,885        $238,566

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

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(in thousands)                                                                                Accumulated
                                                                                                 Other
Six Months Ended                                             Comprehensive    Accumulated    Comprehensive   Common     Paid-in
June 30, 1999                                       Total        Income         Deficit          Income       Stock     Capital
Beginning balances as previously
 reported                                          $20,712                      $(5,484)             $294        $109      $25,793
Adjustment for prior year's one-time
 recognition of a deferred tax asset
 associated with deferred compensation
 expense                                               181                          181
                                                   -------                      -------              ----        ----      -------
Beginning balances as restated                     $20,893                      $(5,303)             $294        $109      $25,793
Exercise of stock options                              164                                                          4          160
Comprehensive income:
   Net income                                          453                          453
   Other comprehensive income, net of tax                              453
     Unrealized gains (losses)on securities
     available for sale                               (846)           (846)                          (846)
                                                   -------           -----
Comprehensive income                                                  (393)
                                                   =======           =====      -------             -----        ----      -------
Ending balances                                    $20,664                      $(4,850)            $(552)       $113      $25,953
                                                   =======                      =======             =====        ====      =======

Six Months Ended
June 30, 1998

Beginning balances                                 $19,182                      $(6,910)             $190        $109      $25,793
                                                   -------                      -------              ----        ----      -------
Comprehensive income:
  Net income                                           631                          631
  Other comprehensive income, net of tax                               631
     Unrealized gains (losses) on securities
     available for sale                                 26              26                             26
                                                                       ---
Comprehensive income                                                   657
                                                   -------             ===      -------              ----        ----      -------
Ending balances                                    $19,839                      $(6,279)             $216        $109      $25,793
                                                   =======                      =======              ====        ====      =======



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

NOTE B - INVESTMENT SECURITIES

            The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at June 30, 1999 (in thousands):


                                                             Amortized   Gross Unrealized    Gross Unrealized    Estimated Fair
                                                                  Cost              Gains              Losses             Value

U.S. Treasury notes                                           $  1,199             $    9           $     --          $   1,208
Federal agencies                                                36,202                105               (675)            35,632
Mortgage-backed obligations of federal agencies                 10,501                 --               (340)            10,161
Other                                                            1,561                 27                (25)             1,563

Total investment securities                                    $49,463             $  141           $ (1,040)         $  48,564

            The schedule below shows the amortized cost and estimated fair value of investment securities classified as available for sale at December 31, 1998 (in thousands):

                                                             Amortized   Gross Unrealized    Gross Unrealized    Estimated Fair
                                                                  Cost              Gains              Losses             Value

U.S. Treasury notes                                          $   1,448           $     30              $   0           $  1,478
Federal agencies                                                38,381                512                (77)            38,816
Mortgage-backed obligations of federal agencies                  4,267                  8                (14)             4,261
Other                                                            1,268                 21                 (1)             1,288

Total securities available for sale                            $45,364               $571              $ (92)          $ 45,843

            The amortized cost and estimated fair value for securities at June 30, 1999, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call premiums or prepayment penalties.


In thousands                                           Amortized Cost             Estimated Fair Value

Due in one year or less                                      $  5,917                         $  5,964
Due after one year through 5 years                             26,303                           25,948
Due after 5 years through 10 years                              6,742                            6,491
Due after 10 years                                                 --                               --
Mortgage-backed securities                                     10,501                           10,161

Total                                                         $49,463                          $48,564


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

            Information with respect to impaired loans is as follows:


                                                                              June 30,                     December 31,
in thousands                                                                    1999                           1998

Impaired loans with a valuation allowance                                              $1,664                     $   1,160
Impaired loans without a valuation allowance                                               --                            --
                                                                                       ------                         ------

Total impaired loans                                                                    1,664                         1,160

Allowance for credit losses related to impaired loans                                     292                           135
Allowance for credit losses related to other than impaired loans                        1,483                         1,389
                                                                                        -----                         -----

Total allowance for credit losses                                                       1,775                         1,524

Average impaired loans for the period                                                  $1,551                        $1,569
Interest income on impaired loans recognized on the cash basis                             --                            --


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

            Activity in the allowance for losses is summarized as follows:


                                                        Six Months Ended
in thousands                                             June 30, 1999
                                                 -------------------------------
Balance at beginning of period                                          $ 1,524
Provision for loan losses                                                   264
Loans charged off                                                          (34)
Recoveries                                                                   21
                                                 -------------------------------
Balance at end of period                                                $ 1,775
                                                 ===============================


NOTE D - FORECLOSED REAL ESTATE

            Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

            The following schedule presents a breakdown, by type of property, of foreclosed real estate:


                                                        June 30,

                  in thousands                            1999                  December 31, 1998
                                               ---------------------------------------------------------

                  Commercial property                              $  202                          $562
                  Residential property                                105                            --
                  Commercial land                                      60                            60
                                               ---------------------------------------------------------

                  Total                                              $367                           622
                    Allowance for losses                               (3)                          (87)
                                                --------------------------------------------------------

                  ESTIMATED FAIR VALUE                               $364                          $535
                                                ========================================================

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

            The actual capital amounts and ratios for the Company and the Bank are presented in the table below:


                                                                                   FOR CAPITAL         TO BE WELL
                                                               ACTUAL           ADEQUACY PURPOSES      CAPITALIZED

$ in thousands                                          AMOUNT       RATIO      AMOUNT     RATIO     AMOUNT      RATIO
As of June 30, 1999:
     Total capital (to risk-weighted assets):


          Company                                       $22,867      17.33%     $10,553      8.00%    $13,192     10.00%
          Suburban Bank of Maryland                      17,916      13.82       10,374      8.00      12,967     10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                        21,216      16.08        5,277      4.00      7,915      6.00
          Suburban Bank of Maryland                      16,293      12.57        5,187      4.00      7,780      6.00
     Tier 1 capital (to average assets):
          Company                                        21,216      10.02        8,473      4.00     10,592      5.00
          Suburban Bank of Maryland                      16,293       7.82        8,333      4.00     10,416      5.00

As of December 31, 1998:
     Total capital (to risk-weighted assets):
          Company                                       $21,583      16.65%     $10,371      8.00%   $12,964     10.00%
          Suburban Bank of Maryland                      16,914      13.23       10,226      8.00     12,783     10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                        20,058      15.47        5,186      4.00      7,779      6.00
          Suburban Bank of Maryland                      15,390      12.04        5,113      4.00      7,670      6.00
     Tier 1 capital (to average assets):
          Company                                        20,058       9.13        8,791      4.00     10,988      5.00
          Suburban Bank of Maryland                      15,390       7.05        8,738      4.00     10,922      5.00


NOTE F - ACCOUNTING CHANGES

            The Company restated its financial statements for the quarter ended June 30, 1999. The beginning of the year retained earnings and deferred tax assets were increased by $181,000 as a result of a correction of an error related to the 1996 one-time recognition of a deferred tax asset associated with deferred compensation expense. The effect would have increased 1996 income from $5,002,000 as originally reported to $5,183,000 and would have increased earnings per share from $0.44 as originally reported to $0.47. As a result of the exercise of non-qualified stock options during the first quarter of 1999, paid-in-capital and deferred tax assets were increased by $129,000.

NOTE G - CONTINGENT LIABILITIES

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

            Total assets were $222.9 million at June 30, 1999, a $15.0 million, or 7.2%, increase from $207.9 million at June 30, 1998. Assets have declined since December 31, 1998, $15.7 million, or 6.6%. Loans have increased $14.0 million, or 11.5%, since June 30, 1998 and $4.0 million, or 3.1%, since year-end 1998, reaching $135.7 million at the end of the second quarter of 1999. Deposits, at $186.6 million, rose 3.7% since June 30, 1998 and have fallen 10.0% since December 31, 1998.

            Average assets were $213.4 million for the first six months of 1999, $29.4 million, or 16.1%, above average assets of $183.8 million for the same period of 1998. Average earning assets rose $28.4 million, or 16.9%, and average deposits rose $23.2 million, or 14.6%.

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

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (In thousands)


Six Months Ended June 30,                                             1999                                     1998


                                                                                  AVERAGE                                   AVERAGE
                                                        AVERAGE                   YIELD         AVERAGE                     YIELD
ASSETS                                                  BALANCE     INTEREST      OR RATE       BALANCE       INTEREST      OR RATE
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                                 $129,519       $5,143         8.01%     $114,278        $5,069        8.94%
 Investment securities                                   48,559        1,457         6.05%       32,281         1,022        6.38%
 Fed funds sold and other deposits                       18,803          448         4.81%       21,904           604        5.56%

Total interest-earning assets                           196,881        7,048         7.22%      168,463         6,695        8.01%

Noninterest-earning assets:
 Cash and due from banks                                 10,504                                   9,492
 Bank property and equipment                              1,689                                   1,715
 Other assets                                             5,895                                   5,610
 Less: Allowance for loan losses                        (1,600)                                 (1,493)

Total noninterest-earning assets                         16,488                                  15,324

TOTAL ASSETS                                           $213,369                                $183,787
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:                           $67,560     $  1,127         3.36%      $64,803     $   1,155        3.59%
 Checking and money market                               27,023          529         3.95%       25,075           581        4.67%
 Savings                                                 52,554        1,389         5.33%       40,767         1,113        5.51%
 Time deposits
 Securities sold under repurchase
 agreements                                               8,905          157         3.56%        4,159            85        4.15%

Total interest-bearing liabilities                      156,042                                 134,804

Noninterest-bearing deposits                             35,123        3,202         4.14%       28,420         2,934        4.39%

Total funding sources                                   191,165        3,202         3.38%      163,224         2,934        3.62%

Other liabilities                                         1,220                                     997

TOTAL LIABILITIES                                       192,385                                 164,221

Shareholders' equity                                     20,984                                  19,566


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $213,369                                $183,787
------------------------------------------------------------------------------------------------------------------------------------

Net interest income

Net interest spread                                                                  3.84%                                   4.39%

Net interest margin                                                   $3,846         3.94%                     $3,761        4.50%


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


                                                       Interest Rate Sensitivity Analysis

                                                           3 months or   Over 3 months   Over 1 year      Over 5
in thousands                                                   less        to 1 year      to 5 years       years         Total
Interest-earning assets:

   Federal funds sold and other deposits                       $20,378       $      --       $     --   $        --      $ 20,378
   Investment securities available for sale                      5,598          10,618         21,261        11,087        48,564
   Loans (1)                                                    63,691          21,413         35,888        14,787       135,779
      Total interest-earning assets                             89,667          32,031         57,149        25,874       204,721
Cumulative rate sensitive assets                                89,667         121,698        178,847       204,721

Interest-bearing liabilities:
   Interest checking deposits                                 $ 13,755        $     --       $     --     $      --
   Money market deposits and savings deposits                   83,782              --             --            --      $ 13,755
   Time deposits                                                39,365              --         13,178            --        83,782
   Securities sold under repurchase agreements                  10,725              --             --            --        52,543
      Total interest-bearing liabilities                       147,627              --         13,178            --        10,725
Cumulative rate sensitive liabilities                          147,627         147,627        160,805       160,805       160,805

GAP $                                                        $ (57,960)      $  32,031        $43,971       $25,874
CUMULATIVE GAP                                                 (57,960)        (25,929)        18,042        43,916       $43,916
CUMULATIVE GAP TO TOTAL ASSETS                                  -26.04%         -11.65%          8.11%        19.73%        19.73%

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

CAPITAL RESOURCES AND ADEQUACY

            Shareholders' equity decreased $48,000, or 0.2%, in the first six months of 1999 to $20,664,000 at June 30, 1999 from $20,712,000 at December 31,
1998. Earnings of $453,000 and a decrease of $846,000 in the accumulated other comprehensive income accounted for part of the change in equity. The exercise of management stock options contributed $164,000 to equity, and an adjustment for a prior year's one-time recognition of a deferred tax asset associated with deferred compensation expense contributed another $181,000.

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

            One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At June 30, 1999, the Company reported at Tier 1 risk-based capital ratio of 16.08% and a ratio of 17.33% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

            Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At June 30, 1999, the leverage capital ratio for the Company was 10.02%.

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

                               SUBURBAN BANCSHARES, INC.
                               (Registrant)

Date:   August 10, 1999        /s/ STEPHEN A. HORVATH
     ------------------        -------------------------------------
                               Stephen A. Horvath
                               President and Chief Operating Officer

Date:   August 10, 1999        /s/ SIBYL S. MALATRAS
     ------------------        -------------------------------------
                               Sibyl S. Malatras
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer)