Form 10-Q/A
period 1999-09-30
SUBURBAN BANCSHARES INC
filed 2000-02-10
CIK 768177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED                      SEPTEMBER 30, 1999
                 ---------------------------------------------------------------

COMMISSION FILE NUMBER                       0-16595
                      ----------------------------------------------------------

                            SUBURBAN BANCSHARES, INC.
--------------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                   54-1319441
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION)

7505 GREENWAY CENTER DRIVE, GREENBELT, MARYLAND                   20770
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

                                          11,301,218 SHARES
                                          -----------------

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

PART II. OTHER INFORMATION
--------------------------

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

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    September 30,    December 31,
(in thousands)                                                               1999           1998
                                                                      (unaudited)       (audited)
ASSETS

Cash and due from banks                                                $   9,183     $  12,280
Federal funds sold                                                        23,850        43,093
Investment securities available for sale                                  46,444        45,843

Loans held for sale                                                          259         1,814

Loans                                                                    136,776       129,885
  Less: Allowance for loan losses                                         (1,646)       (1,524)
Loans, net                                                               135,130       128,361

Premises and equipment, net                                                2,211         1,683
Foreclosed real estate                                                       458           535
Accrued interest receivable                                                1,248         1,387
Deferred income taxes                                                      3,136         2,474
Other assets                                                               1,193         1,096

TOTAL ASSETS                                                           $ 223,112     $ 238,566


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing deposits                                         $  40,277     $  37,507
  Interest-bearing deposits                                              147,415       169,873
    Total deposits                                                       187,692       207,380

Securities sold under repurchase agreements                               12,952         9,523

Accrued expenses and other liabilities                                     1,729           951

Total liabilities                                                        202,373       217,854

Commitments and contingent liabilities                                        --            --


Shareholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized;
    no shares issued or outstanding                                           --            --
  Common stock, $.01 par value; 20,000,000 shares authorized;
    shares issued and outstanding: 11,301,218 at September 30, 1999
    and 10,951,218 at December 31, 1998                                      113           109
  Paid-in capital - stock options                                              0           534
  Additional paid-in capital                                              25,953        25,259
  Accumulated deficit                                                     (4,593)       (5,484)
  Accumulated other comprehensive income (loss)                             (734)          294
Total shareholders' equity                                                20,739        20,712

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 223,112     $ 238,566

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

 See accompanying notes to consolidated financial statements

SUBURBAN BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                                                Accumulated
(in thousands)                                                                                     Other
Nine Months Ended                                               Comprehensive   Accumulated    Comprehensive   Common    Paid-in
September 30, 1999                                     Total       Income         Deficit         Income       Stock     Capital


Beginning balances as previously reported             $20,712                     $(5,484)          $294         $109      $25,793
Adjustment for prior year's one-time recognition
  of a deferred tax asset associated with
  deferred compensation expense                           181                         181
                                                      -------                     -------         ------       ------      -------
Beginning balances as restated                        $20,893                     $(5,303)          $294         $109      $25,793
Exercise of management stock options                      164                                                       4          160
Comprehensive income:
   Net income                                             710         710             710
   Other comprehensive income, net of tax
     Unrealized gains (losses)on
       securities available for sale                   (1,028)     (1,028)                        (1,028)
                                                                   ------
Comprehensive income                                                 (318)
                                                      -------      ======         -------         ------       ------      -------
Ending balances                                       $20,739                     $(4,593)         $(734)        $113      $25,953
                                                      =======                     =======         ======       ======      =======

Nine Months Ended
September 30, 1998

Beginning balances                                    $19,182                     $(6,910)          $190                   $25,793
Comprehensive income:                                                                                            $109
  Net income                                              993         993             993
  Other comprehensive income, net of tax
     Unrealized gains (losses) on
       securities available for sale                      239         239                            239
                                                                   ------
Comprehensive income                                                1,232
                                                      -------      ======         -------         ------       ------      -------
Ending balances                                       $20,414                     $(5,917)          $429         $109      $25,793
                                                      =======                     =======         ======       ======      =======



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

NOTE B - INVESTMENT SECURITIES

         The following table shows the amortized cost and estimated fair value of investment securities classified as available for sale at September 30, 1999 (in thousands):

                                                          Amortized Cost     Gross Unrealized     Gross Unrealized    Estimated Fair
                                                                                        Gains               Losses            Value


U.S. Treasury notes                                             $  1,199               $    7          $       --           $  1,206
Federal agencies                                                  34,209                   63                (860)            33,412
Mortgage-backed obligations of federal agencies                   10,006                   --                (379)             9,627
Federal Home Loan Bank stock                                         657                   --                  --                657
Other                                                              1,569                    6                 (33)             1,542

Total investment securities                                      $47,640                  $76            $ (1,272)           $46,444

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

         Information with respect to impaired loans is as follows:

                                                                                    September 30,          December 31,
in thousands                                                                             1999                  1998

Impaired loans with a valuation allowance                                                    $848             $   1,160
Impaired loans without a valuation allowance                                                   --                    --
                                                                                            -----                 -----

Total impaired loans                                                                          848                 1,160

Allowance for credit losses related to impaired loans                                         157                   135
Allowance for credit losses related to other than impaired loans                            1,489                 1,389
                                                                                            -----                 -----

Total allowance for credit losses                                                          $1,646                $1,524

Average impaired loans for the period                                                        $880                $1,569
Interest income on impaired loans recognized on the cash basis                                 --                    --

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

         Activity in the allowance for losses is summarized as follows:

                                                               Nine Months Ended
in thousands                                                     September 30,
                                               --------------------------------------------------
                                                                    1999                   1998
                                               --------------------------------------------------
Balance at beginning of period                                   $ 1,524                 $1,473
Provision for loan losses                                            369                    315
Loans charged off                                                   (288)                  (424)
Recoveries                                                            41                     88
                                               --------------------------------------------------
Balance at end of period                                         $ 1,646                 $1,452
                                               ==================================================

NOTE D - FORECLOSED REAL ESTATE

         Foreclosed real estate is carried at the lower of cost or fair value, less estimated selling costs, based upon current market conditions and expected cash flows.

         The following schedule presents a breakdown, by type of property, of foreclosed real estate:

                                           September 30,           December 31,
in thousands                                    1999                   1998
                                        --------------------------------------------
Commercial property                                  $  401                  $562
Commercial land                                          60                    60
                                        --------------------------------------------
Total                                                  $461                   622
  Allowance for losses                                  (3)                  (87)
                                        --------------------------------------------
ESTIMATED FAIR VALUE                                   $458                  $535
                                        ============================================

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

         The actual capital amounts and ratios for the Company and the Bank are presented in the table below:

                                                                            FOR CAPITAL             TO BE WELL
                                                     ACTUAL              ADEQUACY PURPOSES          CAPITALIZED

$ in thousands                                    AMOUNT      RATIO      AMOUNT       RATIO     AMOUNT        RATIO

As of September 30, 1999:
     Total capital (to risk-weighted assets):
          Company                                $23,119      17.24%     $10,730       8.00%    $13,412       10.00%
          Suburban Bank of Maryland               18,310      13.88       10,553       8.00      13,191       10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                 21,473      16.01        5,365       4.00       8,047        6.00
          Suburban Bank of Maryland               16,664      12.63        5,276       4.00       7,915        6.00
     Tier 1 capital (to average assets):
          Company                                 21,473       9.86        8,713       4.00      10,891        5.00
          Suburban Bank of Maryland               16,664       7.79        8,561       4.00      10,701        5.00

As of December 31, 1998:
     Total capital (to risk-weighted assets):
          Company                                $21,583      16.65%     $10,371       8.00%    $12,964       10.00%
          Suburban Bank of Maryland               16,914      13.23       10,226       8.00      12,783       10.00
     Tier 1 capital (to risk-weighted assets):
          Company                                 20,058      15.47        5,186       4.00       7,779        6.00
          Suburban Bank of Maryland               15,390      12.04        5,113       4.00       7,670        6.00
     Tier 1 capital (to average assets):
          Company                                 20,058       9.13        8,791       4.00      10,988        5.00
          Suburban Bank of Maryland               15,390       7.05        8,738       4.00      10,922        5.00

NOTE F - ACCOUNTING CHANGES

         The Company restated its financial statements for the quarter ended September 30, 1999. The beginning of the year retained earnings and deferred tax assets were increased by $181,000 as a result of a correction of an error related to the 1996 one-time recognition of a deferred tax asset associated with deferred compensation expense. The effect would have increased 1996 income from $5,002,000 as originally reported to $5,183,000 and would have increased earnings per share from $0.44 as originally reported to $0.47. As a result of the exercise of non-qualified stock options during the first quarter of 1999, paid-in-capital and deferred tax assets were increased by $129,000.

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

NOTE H - OTHER EVENTS

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

         Total assets were $223.1 million at September 30, 1999, a $6.7 million, or 2.9%, decrease from $229.8 million at September 30, 1998. Assets have declined since December 31, 1998, $15.5 million, or 6.5%. Loans have increased $13.5 million, or 10.9%, since September 30, 1998 and $5.3 million, or 4.1%, since year-end 1998, reaching $137.0 million at the end of the third quarter of 1999. Deposits, at $187.7 million, rose 4.3% since September 30, 1998 and have fallen 9.5% since December 31, 1998.

         Average assets were $214.8million for the first nine months of 1999, $24.2 million, or 12.7%, above average assets of $190.6million for the same period of 1998. Average earning assets rose $23.2 million, or 13.3%, and average deposits rose $18.7 million, or 11.4%.

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

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN

(In thousands)

Nine Months Ended September 30,                                      1999                                       1998

                                                                                 AVERAGE                                   AVERAGE
                                                     AVERAGE                     YIELD          AVERAGE                    YIELD
ASSETS                                               BALANCE       INTEREST      OR RATE        BALANCE       INTEREST     OR RATE
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Loans                                              $132,193        $7,971          8.06%      $117,358       $7,765         8.85%
 Investment securities                                48,300         2,181          6.04%        33,154        1,598         6.44%
 Fed funds sold and other deposits                    17,934           658          4.91%        24,687        1,028         5.57%

Total interest-earning assets                        198,427        10,810          7.28%       175,199       10,391         7.93%

Noninterest-earning assets:
 Cash and due from banks                              10,303                                      9,738
 Bank property and equipment                           1,856                                      1,716
 Other assets                                          5,934                                      5,436
 Less: Allowance for loan losses                      (1,672)                                    (1,489)

Total noninterest-earning assets                      16,421                                     15,401

TOTAL ASSETS                                        $214,848                                   $190,600
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Checking and money market                           $67,533      $  1,722          3.41%       $65,633    $   1,763         3.59%
 Savings                                              27,165           802          3.95%        25,468          873         4.58%
 Time deposits                                        51,930         2,049          5.28%        43,368        1,791         5.52%
 Securities sold under repurchase agreements           9,651           266          3.69%         5,609          172         4.11%

Total interest-bearing liabilities                   156,279         4,839          4.14%       140,078        4,599         4.39%

Noninterest-bearing deposits                          36,262                                     29,726

Total funding sources                                192,541         4,839          3.36%       169,804        4,599         3.62%

Other liabilities                                      1,358                                      1,070

TOTAL LIABILITIES                                    193,899                                    170,874

Shareholders' equity                                  20,949                                     19,726

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $214,848                                   $190,600
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                 $5,971                                    $5,792

Net interest spread                                                                 3.92%                                    4.31%

Net interest margin                                                                 4.02%                                    4.42%

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

                                                                          Interest Rate Sensitivity Analysis

                                                     3 months or     Over 3 months to    Over 1 year      Over 5       Total
in thousands                                             less             1 year          to 5 years       years

Interest-earning assets:
   Federal funds sold and other deposits               $23,850           $      --        $     --     $        --    $ 23,850
   Investment securities available for sale              8,108               9,564          18,614          10,158      46,444
   Loans (1)                                            61,033              18,724          35,745          21,341     136,843
      Total interest-earning assets                     92,991              28,288          54,359          31,498     207,137
Cumulative rate sensitive assets                        92,991             121,279         175,638         207,137

Interest-bearing liabilities:
   Interest checking deposits                         $ 12,581            $     --        $     --       $      --    $ 12,581
   Money market deposits                                57,821                  --              --              --      57,821
   Savings deposits                                     26,669                  --              --              --      26,669
   Time deposits                                        37,516               6,233           6,595              --      50,344
   Securities sold under repurchase agreements          12,952                  --              --              --      12,952
      Total interest-bearing liabilities               147,539               6,233           6,595              --     160,367
Cumulative rate sensitive liabilities                  147,539             153,772         160,367         160,367

GAP $                                                 $(54,548)         $   22,055         $47,764         $31,498
CUMULATIVE GAP                                         (54,548)            (32,493)         15,271          46,769     $46,769
CUMULATIVE GAP TO TOTAL ASSETS                          -24.48%             -14.58%           6.85%          20.99%      20.99%

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

CAPITAL RESOURCES AND ADEQUACY

         Shareholders' equity increased $27,000, or 0.1%, in the first nine months of 1999 to $20,739,000 at September 30, 1999 from $20,712,000 at December 31, 1998. Earnings of $710,000 and a decrease of $1,028,000 in the accumulated other comprehensive income accounted for part of the change in equity. The exercise of management stock options contributed $164,000 to equity, and an adjustment for a prior year's one-time recognition of a deferred tax asset associated with deferred compensation expense contributed another $181,000.

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

         One measure of capital adequacy is the risk-based capital ratio or the ratio of total capital to risk-adjusted assets. Total capital is composed of both core capital (Tier 1) and supplemental capital (Tier 2). The Bank's Tier 1 capital consists of common equity, excluding unrealized gains or losses on available for sale securities, and a disallowed portion of the deferred tax asset, and Tier 2, of a qualifying portion of the allowance for loan losses. Assets, both on- and off-balance sheet items, are weighted according to the underlying risk associated with the item and are assigned a risk weighting from 0 to 100%. Financial institutions are expected to meet a minimum ratio of total qualifying capital to risk-weighted assets of 8%, with at least half of that percentage (4%) in the form of core capital. At September 30, 1999, the Company reported at Tier 1 risk-based capital ratio of 16.01% and a ratio of 17.24% based on total capital. Both ratios were well above the general regulatory minimums of 4% and 8%, respectively.

         Another capital adequacy measure is the leverage capital ratio, which is calculated by dividing average total assets for the most recent quarter into core (Tier 1) capital. The regulatory minimum of this ratio is 3%, with most financial institutions required to maintain a ratio of at least 4% to 5%, depending upon risk profiles and other factors. At September 30, 1999, the leverage capital ratio for the Company was 9.86%.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)      The following documents are filed as part of this report.

                    Exhibit #        Description
                    -------          -----------

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

                                       SUBURBAN BANCSHARES, INC.
                                       (Registrant)



Date:   November 5, 1999               Stephen A. Horvath
     -----------------------           -----------------------------------------
                                       Stephen A. Horvath
                                       President and Chief Operating Officer



Date:   November 5, 1999               Sibyl S. Malatras
     -----------------------           -----------------------------------------
                                       Sibyl S. Malatras
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)